Form 10-Q
period 1999-09-30
PURCHASEPRO COM INC
filed 1999-11-15
CIK 1087831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

  For the quarterly period ended September 30, 1999

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

  For the Transition period from                     to
                          .

                               ----------------

                       Commission File Number: 000-26465

                               ----------------

                             PURCHASEPRO.COM, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                                        88-0385401
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

           3291 North Buffalo Drive, Suite 2, Las Vegas, Nevada 89129
               (Address of principal executive offices) (Zip Code)

                                 (702) 316-7000
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $.01 par value, was 18,683,665 as of November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                                   FORM 10-Q

                                   I N D E X

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at September 30, 1999
            and December 31, 1998.........................................    1

            Condensed Consolidated Statements of Operations for the Three
            Months and Nine Months Ended September 30, 1999 and September
            30, 1998......................................................    3

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1999 and September 30, 1998........    4

            Notes to Condensed Consolidated Financial Statements..........    5

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....   28

PART II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds.....................   29

    Item 6. Exhibits and Reports on Form 8-K..............................   30

            SIGNATURES....................................................   30

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     December 31, September 30,
                                                         1998         1999
                                                     ------------ -------------
ASSETS
Current assets
  Cash and cash equivalents.........................  $1,689,288   $48,477,852
  Trade accounts receivable, net of allowance for
   doubtful accounts of $200,000 and $242,000,
   respectively.....................................     215,234     1,600,012
  Other receivables.................................      99,078       127,130
  Prepaid expenses and other........................      20,000       403,488
                                                      ----------   -----------
    Total current assets............................   2,023,600    50,608,482

Property and equipment
  Computer equipment................................     714,465     3,684,942
  Communication equipment...........................      65,160        65,160
  Furniture and fixtures............................     155,328       262,882
  Leasehold improvements............................      44,090        52,413
                                                      ----------   -----------
                                                         979,043     4,065,397
  Less--accumulated depreciation and amortization...    (415,039)     (776,023)
                                                      ----------   -----------
                                                         564,004     3,289,374
Other assets........................................     157,153     1,108,023
                                                      ----------   -----------
    Total assets....................................  $2,744,757   $55,005,879
                                                      ==========   ===========


     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     December 31,  September 30,
                                                         1998          1999
                                                     ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable.................................. $    98,799   $  1,554,213
  Accrued salaries and benefits.....................     207,635        402,600
  Accrued payroll taxes.............................      63,167         58,947
  Accrued interest..................................      59,256            --
  Other accrued liabilities.........................     147,655      1,271,099
  Deferred revenues.................................     164,812        281,418
  Notes payable, current portion....................     375,000         50,000
                                                     -----------   ------------
    Total current liabilities.......................   1,116,324      3,618,277

Notes payable, net of current portion...............   1,169,939            --

Commitments and contingencies

Redeemable convertible preferred stock
  Preferred stock, Series A.........................   4,339,438            --
  Preferred stock, Series B.........................   2,000,000            --

Stockholders' equity (deficit)
  Common stock......................................      76,000        186,765
  Additional paid-in capital........................   1,178,504     87,248,282
  Deferred stock-based compensation.................         --      (4,773,203)
  Accumulated deficit...............................  (7,135,448)   (31,274,242)
                                                     -----------   ------------
    Total stockholders' equity (deficit)............  (5,880,944)    51,387,602
                                                     -----------   ------------
    Total liabilities and stockholders' equity
     (deficit)...................................... $ 2,744,757   $ 55,005,879
                                                     ===========   ============


     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                          ------------------------  -------------------------
                             1998         1999         1998          1999
                          -----------  -----------  -----------  ------------
Revenues
  Subscription fees...... $   405,461  $   781,651  $   819,546  $  1,993,346
  Other..................      96,387      888,439      212,167     1,356,652
                          -----------  -----------  -----------  ------------
    Total revenues.......     501,848    1,670,090    1,031,713     3,349,998
Cost of revenues.........     123,186      217,929      335,411       567,669
                          -----------  -----------  -----------  ------------
Gross profit.............     378,662    1,452,161      696,302     2,782,329

Operating expenses
  Sales and marketing....     915,730    2,337,992    2,766,137     5,404,783
  General and
   administrative........     734,594    2,110,280    2,005,234     4,637,895
  Programming and
   development...........     227,655      752,466      687,305     1,530,973
  Amortization of stock-
   based compensation....         --     3,857,089          --      4,946,281
                          -----------  -----------  -----------  ------------
    Total operating
     expenses............   1,877,979    9,057,827    5,458,676    16,519,932
                          -----------  -----------  -----------  ------------
Operating loss...........  (1,499,317)  (7,605,666)  (4,762,374)  (13,737,603)

Other income (expense)
  Interest income
   (expense), net........       2,272       79,938     (218,176)      (80,147)
  Other..................       4,227          --         6,857      (279,007)
                          -----------  -----------  -----------  ------------
    Total other income
     (expense)...........       6,499       79,938     (211,319)     (359,154)
                          -----------  -----------  -----------  ------------
Net loss before benefit
 for income taxes........  (1,492,818)  (7,525,728)  (4,973,693)  (14,096,757)
Benefit for income
 taxes...................         --           --           --            --
                          -----------  -----------  -----------  ------------
Net loss.................  (1,492,818)  (7,525,728)  (4,973,693)  (14,096,757)
Preferred stock
 dividends...............    (105,000)    (224,000)    (140,000)     (511,000)
Accretion of preferred
 stock to redemption
 value...................     (44,981)     (36,191)     (44,981)     (131,037)
Value of preferred stock
 beneficial conversion
 feature.................         --           --           --     (9,400,000)
                          -----------  -----------  -----------  ------------
Net loss applicable to
 common stockholders..... $(1,642,799) $(7,785,919) $(5,158,674) $(24,138,794)
                          ===========  ===========  ===========  ============
Net loss per share
 applicable to common
 stockholders
  Basic.................. $     (0.22) $     (0.75) $     (0.57) $      (2.78)
                          ===========  ===========  ===========  ============
  Diluted................ $     (0.20) $     (0.75) $     (0.53) $      (2.69)
                          ===========  ===========  ===========  ============

Weighted average number
 of common shares
 outstanding
  Basic..................   7,600,000   10,328,664    9,100,000     8,668,597
                          ===========  ===========  ===========  ============
  Diluted................   8,159,999   10,388,760    9,659,999     8,958,886
                          ===========  ===========  ===========  ============


     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
Cash flows from operating activites
  Net loss.......................................... $(4,973,693) $(14,096,757)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization...................     181,877       403,042
    Amortization of stock-based compensation........         --      4,946,281
    Imputed interest................................      67,000           --
    Amortization of debt discount...................         --        355,061
    Provision for doubtful accounts.................      60,205       351,372
    Non-cash services...............................     720,000       800,000
    (Increase) decrease in:
      Trade accounts receivable.....................    (190,509)   (1,736,150)
      Other receivables.............................     (48,883)      (28,052)
      Prepaid expenses and other....................         --       (383,488)
    Increase (decrease) in:
      Accounts payable..............................      47,211       355,414
      Accrued liabilities...........................    (322,630)      513,717
      Deferred revenues.............................     197,295       116,606
                                                     -----------  ------------
        Net cash used in operating activities.......  (4,262,127)   (8,402,954)
                                                     -----------  ------------
Cash flows from investing activities
  Purchase of property and equipment................    (145,672)   (1,986,354)
  Other assets......................................       3,535      (319,178)
                                                     -----------  ------------
        Net cash used in investing activities.......    (142,137)   (2,305,532)
                                                     -----------  ------------
Cash flows from financing activities
  Proceeds from notes payable and advances..........   3,765,000       200,000
  Repayment of notes payable and advances...........  (3,362,000)   (1,350,000)
  Issuance of common stock, net.....................         --     50,620,800
  Issuance of preferred stock and warrants, net.....   5,000,000     8,026,250
                                                     -----------  ------------
        Net cash provided by financing activities...   5,403,000    57,497,050
                                                     -----------  ------------
Increase in cash and cash equivalents...............     998,736    46,788,564
Cash and cash equivalents
  Beginning of period...............................       7,894     1,689,288
                                                     -----------  ------------
  End of period..................................... $ 1,006,630  $ 48,477,852
                                                     ===========  ============
Non-cash investing and financing activities
  Other assets acquired with note payable........... $    50,000  $        --
                                                     ===========  ============
  Other assets acquired with preferred stock........ $       --   $    673,750
                                                     ===========  ============
  Conversion of notes payable to equity............. $ 1,782,000  $    700,000
                                                     ===========  ============
  Conversion of preferred shares to common stock.... $       --   $ 16,381,475
                                                     ===========  ============
Cash paid for:
  Interest.......................................... $   189,051  $    124,375
                                                     ===========  ============

     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

   The unaudited interim condensed consolidated financial statements of PurchasePro.com, Inc. and its subsidiary, Hospitality Purchasing Systems (collectively, the "Company"), for the three and nine month periods ended September 30, 1998 and 1999, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and nine month periods ended September 30, 1998 and 1999. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of full year results. Certain reclassifications have been made to prior period financial statements to conform with the 1999 presentation, which have no effect on previously reported net income.

   These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Registration Statement on Form S-1 declared effective by the SEC on September 13, 1999 (File No. 333-80165).

(2) Notes Payable

 Principal Stockholder

   The Company's principal stockholder and Chief Executive Officer (the "Principal Stockholder") provided funds to finance development of the Company's product. As of December 31, 1997, the total obligation of the Company to the Principal Stockholder was $2,518,000. In January 1998, the Company paid $813,000 to the Principal Stockholder with proceeds from the Lenders' Notes Payable (see below). The remaining obligation of $1,705,000 was formalized with a note payable. In April 1998, the Principal Stockholder advanced an additional $387,000 to the Company. In June 1998, the Company repaid $310,000 from the proceeds of the Series A Convertible Preferred Stock offering (see Note 3), and the Principal Stockholder contributed his remaining notes payable and advances totaling $1,782,000 to the Company in consideration for previously issued shares of common stock. The Company has included the $1,782,000 as additional paid-in capital in the accompanying condensed consolidated balance sheets.

 Lenders' Notes Payable

   In January 1998, the Company issued promissory notes totaling $2,300,000 (the "Lenders' Notes Payable") to several individuals (collectively, the "Lenders"). Terms of the Lenders' Notes Payable provided for interest at 8% payable quarterly and 48 monthly principal payments beginning January 1999. In addition, the Lenders were issued 2,300,000 shares of the Company's common stock; however, if the Company repaid the Lenders' Notes Payable within 120 days, 1,150,000 of these shares were to be contributed back to the Company. The Company did not repay the Lenders' Notes Payable within 120 days; however, the Lenders' Notes Payable were repaid in June 1998 with proceeds from the Series A Convertible Preferred Stock offering (see Note 3). The Lenders ultimately contributed 1,475,000 shares of common stock back to the Company.

   The Company allocated the $2,300,000 of proceeds between the Lenders' Notes Payable and the shares issued based on their estimated fair values. Accordingly, an additional $67,000 of interest expense was recorded with a corresponding credit to additional paid-in capital.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

 September 1998 Notes Payable

   In September 1998, the Company issued promissory notes to three individuals, including the Principal Stockholder and a former member of the Company's Board of Directors, totaling $1,500,000 (the "September 1998 Notes"). Terms of the September 1998 Notes require quarterly payments of interest at 15% and mature in September 2000. In connection with the issuance of these notes, the Company issued 159,999 warrants to the note holders. Each warrant provided the holder the right to purchase one share of Company common stock for $0.01 per share through September 2003. Using the Black-Scholes pricing model, the Company determined the value of these warrants to be $2.49 per share, or $398,400. The Company recognized the $398,400 as an original issue discount and is amortizing the discount to interest expense over the period from grant to maturity. Through September 30, 1999, 106,666 of the warrants had been exercised.

   In June 1999, $700,000 of the notes payable were converted into 200,000 shares of Series B Convertible Preferred Stock, and the Company used $800,000 of the Series B proceeds to repay the remaining amounts outstanding (see Note
3).

 Other Notes Payable

   In December 1998, the Principal Stockholder and the President of the Company advanced a total of $350,000 to the Company. In March 1999, the Principal Stockholder advanced an additional $200,000 to the Company. In connection with Series B Convertible Preferred Stock offering, the Company used proceeds of $450,000 and $100,000 to repay the Principal Stockholder and the President, respectively, for their advances.

 Hospitality Purchasing Systems Note Payable

   In connection with the acquisition by Hospitality Purchasing Systems ("HPS") of certain assets from Network Management Services, Inc., HPS issued a note payable for $50,000 that requires the payments of $25,000 each in 1999 and 2000.

(3) Stockholders' Equity

 Common Stock

   The Company has authorized the issuance of 40,000,000 shares of common stock. For the period from inception (October 8, 1996) through December 31,1997, the Principal Stockholder contributed cash of $139,382 and services valued at $250,000 for his shares of common stock. The Principal Stockholder served as the Company's Chief Executive Officer during 1997 and did not receive a salary. The Company recognized compensation expense in the amount of $250,000 and a contribution to capital relating to the Principal Stockholder's services.

   In connection with the repayment of the Lenders' Notes Payable in June 1998 (see Note 2), the Company and the Lenders entered into an agreement whereby 1,475,000 shares were contributed back to the Company. Accordingly, the number of shares held by the Lenders was reduced to 825,000. In connection with the same agreement and in connection with the Series A Preferred Stock offering, two of the founders of the Company contributed an aggregate of 925,000 shares of common stock to the Company.

   In June 1998, the Principal Stockholder sold 300,000 of his shares of common stock to an unrelated third party for $0.10 per share. The Company recognized a charge of $720,000 that reflects the difference between the fair value of its stock on that date of $2.50 per share and the sales price. The third party provided significant assistance to the Company in obtaining subscriber contracts and, accordingly, the Company recorded

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
the full amount of the charge to sales and marketing expense at the time the transaction occurred. During 1998, the Principal Stockholder sold an additional 1,470,000 shares of common stock that he owned to various individuals at prices that reflected their estimated fair value at the time of each sale.

   In connection with the closing of the Series B Preferred Stock private placement in June 1999, the holders of Series A Preferred Stock were granted an aggregate 450,000 shares of common stock pursuant to certain anti-dilution rights of the holders of Series A Preferred Stock.

   On September 13, 1999, the Company completed an initial public offering ("IPO") in which it sold 4,600,000 shares of common stock, including 600,000 shares in connection with the exercise of the underwriters' over-allotment option, at $12 per share. The Company received $50.0 million in cash, net of underwriting discounts, commissions and other offering costs. At September 30, 1999, the net proceeds were predominately held in short-term investments. Upon the closing of the IPO, all of the Company's Series A preferred stock and Series B preferred stock automatically converted into an aggregate of 5,400,000 shares of common stock (see below).

 Preferred Stock

   In June 1998, the Company issued 2,100,000 shares of 8% Series A Convertible Preferred Stock, par value $0.001 ("Series A"). In June 1998, the Company sold the 2,100,000 Series A shares at $2.50 per share. Net proceeds from the offering totaled $5,000,000, net of offering costs of $250,000, which were paid to a company that employs a member of the Company's Board of Directors. In connection with the issuance of the Series A, the Company granted warrants to purchase a total of 400,000 shares of common stock, including warrants to purchase 380,000 shares of common stock to three members of the Company's Board of Directors and a company which employs one such director. Each warrant provides for the holder to purchase one share of Company common stock for $0.01 per share through June 1, 2003. Using the Black-Scholes pricing model, the Company determined that the value of the warrants was $996,000, as of the date of issuance. The value of the warrants has been recognized as a cost of issuance of the Series A shares.

   In May 1999, the Company issued 3,300,000 shares of 8% Series B Convertible Preferred Stock, par value $0.001 ("Series B") for $3.50 per share and received aggregate proceeds of $11,400,000, net of offering costs of $150,000.

   Prior to the completion of the Series B offering, the Company had received cash totaling $3,140,000 pursuant to Series B subscription agreements. Of this amount, $2,000,000 was received in December 1998, $500,000 was received in March 1999, and the remaining $640,000 was received in April 1999. The Series B shares subscribed and issued after December 1998 have a beneficial conversion feature totaling $9.4 million, measured as the difference between the conversion price of $3.50 per share and the fair value of the underlying common stock at the time of issuance. The beneficial conversion feature has been recorded as additional paid-in capital. The value of the beneficial conversion feature was recognized immediately because the Series B shares are convertible at the option of the holder.

   Of the 3,300,000 Series B shares issued, 200,000 shares were issued to holders of the September 1998 Notes, including a former member of the Company's Board of Directors (see Note 2). The Company used cash proceeds from the Series B offering to repay $800,000 of the September 1998 Notes, including $500,000 to the Principal Stockholder, and to repay $450,000 and $100,000 of advances made by the Company's Principal Stockholder and President, respectively.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

   The Company issued 150,000 shares of Series B to acquire the assets of a software development company and for non-compete agreements with the owners of the company. In May 1999, the Company issued 42,500 shares of Series B to an individual in exchange for his rescission of a future right to acquire up to 35% of HPS.

   On September 13, 1999, the date of the IPO, all shares of preferred stock were mandatorily converted to shares of common stock and all amounts included in the preferred stock accounts, including cumulative unpaid dividends and associated accretion totaling $642,000, were converted to common stock and additional paid-in capital.

(4) Deferred Stock-Based Compensation

   The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 30, 1999, the Company recorded deferred stock-based compensation of $9.7 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

(5) Earnings Per Share

   The computations of basic and diluted earnings per share for each period were as follows:

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                          ------------------------  -------------------------
                             1998         1999         1998          1999
                          -----------  -----------  -----------  ------------
Loss (Numerator)
Net loss................. $(1,492,818) $(7,525,728) $(4,973,693) $(14,096,757)
Preferred stock
 dividends...............    (105,000)    (224,000)    (140,000)     (511,000)
Accretion of preferred
 stock to redemption
 value...................     (44,981)     (36,191)     (44,981)     (131,037)
Value of preferred stock
 beneficial conversion
 feature.................         --           --           --     (9,400,000)
                          -----------  -----------  -----------  ------------
Basic EPS
Net loss applicable to
 common stockholders..... $(1,642,799) $(7,785,919) $(5,158,674) $(24,138,794)
                          ===========  ===========  ===========  ============
Diluted EPS
Net loss applicable to
 common stockholders
 after assumed
 conversions............. $(1,642,799) $(7,785,919) $(5,158,674) $(24,138,794)
                          ===========  ===========  ===========  ============
Shares (Denominator)
Basic EPS
Net loss applicable to
 common stockholders.....   7,600,000   10,328,664    9,100,000     8,668,597
Effect of Securities
 Issued for Nominal
 Consideration
Warrants.................     559,999      559,999      559,999       559,999
Exercise of Warrants.....         --      (499,903)         --       (269,710)
                          -----------  -----------  -----------  ------------
Diluted EPS
Net loss applicable to
 common stockholders
 after assumed
 conversions.............   8,159,999   10,388,760    9,659,999     8,958,886
                          ===========  ===========  ===========  ============
Per Share Amount
Basic EPS................ $     (0.22) $     (0.75) $     (0.57) $      (2.78)
                          ===========  ===========  ===========  ============
Diluted EPS.............. $     (0.20) $     (0.75) $     (0.53) $      (2.69)
                          ===========  ===========  ===========  ============


   Options to purchase 654,850, and 3,281,460 shares of common stock were outstanding as of September 30, 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been antidilutive.

(6) Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137, which defers the effective date of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company does not believe that SFAS No. 133 will have a material impact on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1999 and for the three- and nine-month periods ended September 30, 1999 and 1998 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's registration statement of Form S-1, declared effective on September 13, 1999 by the SEC (File No. 333-80165) (Registration Statement).

   The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed herein under the heading "Factors That May Affect Results" and the risks discussed in our other SEC filings. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Developments

   On September 28, 1999 we announced our intent to form a strategic alliance with Ariba, Inc. that includes a revenue sharing arrangement. Under terms of the proposed arrangement, we will connect our business community to the Ariba Network(TM) platform and our subscribers will be able to buy from the suppliers already integrated with the Ariba Network platform, and will gain access to Ariba Network services. This agreement has not yet been formalized, but we believe that it will be finalized in the fourth quarter of 1999, and that revenues under the agreement will begin to be earned in early 2000.

   In September 1999, we formed a strategic relationship with Primavera Systems, Inc., a developer of integrated, scalable project management software solutions, to develop an e-marketplace for construction companies, subcontractors, project owners and suppliers. This strategic alliance was formed as part of our efforts to move into the Architectural, Engineering and Construction vertical. The agreement provides for Primavera to pay subscription fees per user and for sharing of transaction fees generated from users of the e-marketplace. Under the agreement, the Company and Primavera will jointly develop the e-marketplace. We believe that revenues from this arrangement will begin to be recognized in the first six months of 2000.

   In October 1999, we announced a strategic e-business relationship and marketing agreement with Office Depot, Inc., the world's largest seller of office supplies. Under terms of the agreement, we will be the recommended business-to-business e-commerce solution to be mass marketed to the millions of Office Depot customers and clients. Office Depot will be featured as the exclusive preferred provider in our business-to-business e-marketplace. Terms of the agreement provide that transaction fees of 1% will be shared, with 25% to Office Depot and the remaining 75% to us.

   In October 1999, we completed development of what we believe to be the first true browser-based business-to-business e-commerce solution. This proprietary system will allow new businesses immediate access to the PurchasePro.com system to source, bid, buy and sell, which can all be tracked using extensive management reporting tools. Our members can access popular back-office systems, via certified interface tools to J.D. Edwards, Oracle, PeopleSoft and SAP.

   In October 1999, we signed an electronic purchasing program contract with The Marketplace by Marriott, the procurement arm of Marriott International, Inc. Under terms of the agreement, we will develop the pilot rendition of a private e-marketplace that will enable Marketplace customers and suppliers to participate in a single interactive trading community supported with electronic catalogs, embedded corporate purchasing rules and robust reporting and archiving features.

   On November 1, 1999, Mr. Charles Johnson, our Chairman and Chief Executive Officer, announced his intention to purchase up to $1 million of shares of the Company's common stock in the open market. Mr. Johnson has further advised us that he intends to make such purchases from time to time at prevailing market prices in the open market, in compliance with the restrictions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934, and applicable SEC guidelines. Such purchases of the Company's common stock, if consummated, will reduce the number of shares of Company common stock owned by non-affiliates.

Overview

   PurchasePro.com, Inc. is a leading provider of Internet business-to-business electronic commerce services. We develop public and private online business e-marketplace communities. Our e-marketplaces provide businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet.

   Our predecessor company was incorporated in October 1996. In January 1998, we incorporated PurchasePro.com, Inc. and acquired all of the assets and assumed all the liabilities of our predecessor. In August 1998, we acquired our subsidiary company, Hospitality Purchasing Systems (HPS). From October 1996 to the commercial release of our service in April 1997, we were primarily engaged in raising capital and developing our e-marketplace software and network infrastructure.

   In April 1997, we released PurchasePro 1.0, enabling our members to transact e-commerce over our network. Our next release in July 1997 provided this capability over the Internet. In September 1998, we released PurchasePro 3.0, our e-marketplace enabling software. In February 1999, we released PurchasePro 4.0, which allows members the additional capability of building private e-marketplaces.

   From inception through June 30, 1999, substantially all of our revenues were derived from monthly membership subscription fees for access to our e-marketplaces. Beginning in 1999, we began to earn revenues from other sources, including transaction fees, license fees and advertising. Most of our members are companies that sell products and services to large hotels and resorts. Generally, our subscription and license fee contracts are entered into on a month-to-month basis. Although we have executed contracts of a longer duration, generally these contracts may be terminated at any time on 30 to 60 days' notice. Some of our contracts may be terminated on even shorter notice, one in as little as 7 days. Some of our agreements with members are verbal and as such may be terminated at any time. In August 1998, HPS began generating transaction fees from group buying services provided to the hospitality industry. In 1999, with the release of version 4.0, we began contracting with larger corporate customers to create customized, private e-marketplaces. Typically, we charge these companies licensing and maintenance fees for this service. The licensing fees are initially deferred and recognized over the period that the private e-marketplace is created and the maintenance fees are deferred and recognized ratably over the period of service. In order to build our subscriber base we have also provided Web site development and hosting services and fees for catalog building services. We also charge our members a fee for processing their subscription payments by electronic funds transfer or credit card.

   During the three months ended September 30, 1999, we began generating transaction fee revenue from transactions consummated by our members with value added merchandise and service providers. Also, we began generating advertising fees, which we believe will continue to generate both transactions and advertising revenues in the future, and that these revenue streams will become a more significant portion of our total revenues. As of November 12, 1999, we believe that there are approximately 16,000 users that have been provided with the capability to access and use our network. We cannot assure you that we will be successful in generating any of these additional revenues and fees. See "Factors That May Affect Results--The revenue and profit potential of our business model is unproven. Our success is dependent on our ability to expand our membership base and expand into new markets and industries."

   Since our inception on October 8, 1996, we have incurred significant net losses. From inception through December 31, 1996, we had a net loss of $123,000. For the years ended December 31, 1997 and 1998, our net losses applicable to common stockholders were $3.0 million and $7.1 million, respectively. For the nine months ended September 30, 1998 and 1999, we had net losses applicable to common stockholders of $5.2 million and $24.1 million, respectively. Through September 30, 1999, our accumulated deficit totaled $31.3 million.

Results of Operations

   The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Registration Statement.

                                                               Nine Months
                                      Three Months Ended          Ended
                                         September 30,        September 30,
                                      ---------------------   ---------------
                                        1998        1999       1998     1999
                                      ---------   ---------   ------   ------
Revenues
  Subscription fees..................      80.8 %      46.8 %   79.4 %   59.5 %
  Other..............................      19.2        53.2     20.6     40.5
                                      ---------   ---------   ------   ------
                                          100.0       100.0    100.0    100.0
Cost of revenues.....................      24.5        13.0     32.5     16.9
                                      ---------   ---------   ------   ------
Gross profit.........................      75.5        87.0     67.5     83.1
Operating expenses
  Sales and marketing................     182.5       140.0    268.1    161.3
  General and administrative.........     146.4       126.3    194.4    138.5
  Programming and development........      45.3        45.1     66.6     45.7
  Amortization of stock-based
   compensation......................       0.0       231.0      0.0    147.7
                                      ---------   ---------   ------   ------
    Total operating expenses.........     374.2       542.4    529.1    493.2
                                      ---------   ---------   ------   ------
Operating loss.......................    (298.7)     (455.4)  (461.6)  (410.1)
Other income (expense)...............       1.3         4.8    (20.5)   (10.7)
                                      ---------   ---------   ------   ------
Net loss.............................    (297.4)     (450.6)  (482.1)  (420.8)
Preferred stock dividends, accretion
 of preferred stock to redemption
 value and value of preferred stock
 beneficial conversion feature.......     (29.9)      (15.6)   (17.9)  (299.8)
                                      ---------   ---------   ------   ------
Net loss applicable to common
 stockholders........................    (327.3)%    (466.2)% (500.0)% (720.6)%
                                      =========   =========   ======   ======

   Comparison of the Three Months Ended September 30, 1998 and September 30,
1999

   Revenues. Our revenues consist primarily of subscription fees, transaction fees, license fees and advertising for our public and private e-marketplaces. Through HPS, we earn transaction fees for providing a service that consolidates the buying power of its participating members. We also charge license fees to larger buyer companies for creating and developing their private e-marketplaces along with an annual maintenance fee. In addition, we earn revenues from the sale of Web site development and hosting services, from catalog development services and for electronically processing our members' payments. Our net revenues increased from $502,000 for the three months ended September 30, 1998, to $1.7 million for the three months ended

September 30, 1999. Substantially all of this increase resulted from growth in our membership and from new license arrangements. Our subscription revenue increased from $405,000 for the three months ended September 30, 1998 to $782,000 for the three months ended September 30, 1999. HPS transaction fees increased from $0 for the three months ended September 30, 1998 to $93,000 for the three months ended September 30, 1999. Other revenues, including license fees, web site development and hosting fees, catalog fees, and advertising, increased from $96,000 for the three months ended September 30, 1998, to $888,000 for the three months ended September 30, 1999. We believe that, in the future, transactions fees and advertising revenues will become more significant components of our total revenues.

   Cost of Revenues. Our cost of revenues consists primarily of costs for member support and Web site operations, including fees for independent contractors, compensation for our member support and site operations personnel and, to a lesser extent, bank and credit card processing charges. Our cost of revenue increased from $123,000 for the three months ended September 30, 1998, to $218,000 for the three months ended September 30, 1999. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $104,000 for the three months ended September 30, 1998 to $179,000 for the three months ended September 30, 1999. We expect that our cost of revenues will increase in absolute dollars, but will remain constant or decrease as a percentage of revenues in future periods. This reflects the increased efficiency of our member service department to provide service to our customers and the decrease in the number of member service calls per member as our members gain experience using the network. Our gross profit increased from $379,000 for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999.

   Sales and Marketing Expenses. Our sales and marketing expenses are comprised primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities, such as advertising, trade show and other promotional activities. Our sales and marketing expenses increased from $916,000 for the three months ended September 30, 1998, to $2.3 million for the three months ended September 30, 1999. This increase is primarily attributable to an increase in the size of our sales force. Expenses related to personnel costs of sales and marketing personnel increased from $628,000 for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999. We plan to continue to increase the size of our sales force and to expand our advertising and marketing activities. Travel and related costs increased from $130,000 for the three months ended September 30, 1998, to $308,000 for the three months ended September 30, 1999. Costs associated with our marketing activities increased from $124,000 for the three months ended September 30, 1998, to $495,000 for the three months ended September 30, 1999. We expect that our sales and marketing expenditures will increase significantly, both in absolute dollars and as a percentage of net revenues, as a result of the anticipated opening of sales offices in new geographic regions, increased marketing efforts and additional sales commissions.

   General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility costs and communications costs. Our general and administrative expenses increased from $735,000 for the three months ended September 30, 1998, to $2.1 million for the three months ended September 30, 1999. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $310,000 for the three months ended September 30, 1998 to $853,000 for the three months ended September 30, 1999. Facilities costs increased from $30,000 for the three months ended September 30, 1998, to $126,000 for the three months ended September 30, 1999, as the result of our move into our new corporate location. Our communications costs remained constant at $77,000 for the three months ended September 30, 1998 and 1999. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $46,000 for the three months ended September 30, 1998, as compared to $197,000 for the three months ended September 30, 1999. The increase corresponds to the increase in our revenues, and a better knowledge of the estimated bad debt percentage based on our collection experience since September 30, 1998. We believe that our allowance for doubtful accounts will decrease as a percentage of revenues in future periods as we anticipate implementing more efficient membership credit reviews and as we expect more members will convert to electronic fund transfer or credit card payment methods. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations.

   Programming and Development Expenses. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $228,000 for the three months ended September 30, 1998, to $752,000 for the three months ended September 30, 1999. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $200,000 for the three months ended September 30, 1998 to $675,000 for the three months ended September 30, 1999. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues as we anticipate continuing to develop and enhance our service offerings.

   Deferred Stock-Based Compensation. During the three months ended September 30, 1999, we charged an additional $965,000 of deferred stock-based compensation to additional paid-in capital in connection with certain stock options granted to employees. The deferred stock compensation is being amortized over the vesting periods of the related options. For the three months ended September 30, 1999, amortization of deferred stock-based compensation totaled $3.9 million. We expect that $833,000 of deferred stock-based compensation will be amortized to expense in the three months ended December 31, 1999, based on the vesting schedules of stock options outstanding as of September 30, 1999.

   Interest Income (Expense). Interest income increased from $2,000 for the three months ended September 30, 1998, to $80,000 for the three months ended September 30, 1999. The increase relates to interest earned on IPO proceeds that were invested in short-term investments.

 Comparison of the Nine Months Ended September 30, 1998 and September 30, 1999

   Revenues. Our net revenues increased from $1.0 million for the nine months ended September 30, 1998, to $3.3 million for the nine months ended September 30, 1999. Substantially all of this increase resulted from growth in our membership and from new license arrangements. Our subscription revenue increased from $820,000 for the nine months ended September 30, 1998 to $2.0 million for the nine months ended September 30, 1999. HPS transaction fees increased from $0 for the nine months ended September 30, 1998 to $231,000 for the nine months ended September 30, 1999. Other revenues, including license fees, web site development and hosting fees, catalog fees, and advertising, increased from $212,000 for the nine months ended September 30, 1998, to $1.4 million for the nine months ended September 30, 1999.

   Cost of Revenues. Our cost of revenues increased from $335,000 for the nine months ended September 30, 1998, to $568,000 for the nine months ended September 30, 1999. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $272,000 for the nine months ended September 30, 1998 to $476,000 for the nine months ended September 30, 1999. We expect that our cost of revenues will increase in absolute dollars, but will remain constant or decrease as a percentage of revenues in future periods, as a result of an anticipated increase in the efficiency of our member service department to provide service to our customers and the decrease in the number of member service calls per member as our members gain experience using the network. Our gross profit increased from $696,000 for the nine months ended September 30, 1998 to $2.8 million for the nine months ended September 30, 1999.

   Sales and Marketing Expenses. Our sales and marketing expenses increased from $2.8 million for the nine months ended September 30, 1998, to $5.4 million for the nine months ended September 30, 1999. This increase is primarily attributable to an increase in the size of our sales force. Expenses related to personnel costs of sales and marketing personnel increased from $1.4 million for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999. We plan to continue to increase the size of our sales force and to expand our advertising and marketing activities. Travel and related costs increased from $298,000 for the nine months ended September 30, 1998, to $621,000 for the nine months ended September 30, 1999. Costs associated with our marketing activities increased from $249,000 for the nine months ended September 30, 1998, to $757,000 for the nine months ended September 30, 1999. In 1999, we recognized a non-cash charge of $800,000 related to the issuance of stock options offered to a strategic marketing partner at an exercise price below fair value. We expect that our sales and marketing expenditures will increase significantly, both in absolute dollars and as a percentage of net revenues, as a result of the anticipated opening of sales offices in new geographic regions, increased marketing efforts and additional sales commissions.

   General and Administrative Expenses. Our general and administrative expenses increased from $2.0 million for the nine months ended September 30, 1998, to $4.6 million for the nine months ended September 30, 1999. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $884,000 for the nine months ended September 30, 1998 to $1.9 million for the nine months ended September 30, 1999. Facilities costs increased from $82,000 for the nine months ended September 30, 1998, to $280,000 for the nine months ended September 30, 1999, as the result of our move into our new corporate location. Our communications costs increased from $191,000 for the nine months ended September 30, 1998, to $216,000 for the nine months ended September 30, 1999, as a result of our expansion into new geographic areas throughout late 1998 and early 1999. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $60,000 for the nine months ended September 30, 1998, as compared to $351,000 for the nine months ended September 30, 1999. The increase resulted primarily from the increase in our revenues in such period, and a better knowledge of the estimated bad debt percentage based on our collection experience since September 30, 1998. We believe that our allowance for doubtful accounts will decrease as a percentage of revenues in future periods as we anticipate implementing more efficient membership credit reviews and as we expect more members will convert to electronic fund transfer or credit card payment methods. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations.

   Programming and Development Expenses. Our programming and development expenses increased from $687,000 for the nine months ended September 30, 1998, to $1.5 million for the nine months ended September 30, 1999. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $589,000 for the nine months ended September 30, 1998 to $1.4 million for the nine months ended September 30, 1999. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues as we anticipate continuing to develop and enhance our service offerings.

   Deferred Stock-Based Compensation. During the nine months ended September 30, 1999, we recorded aggregate deferred stock compensation of $9.7 million in connection with certain stock options granted to employees as additional paid-in capital. The deferred stock compensation is being amortized over the vesting periods of the related options. For the nine months ended September 30, 1999, amortization of deferred stock-based compensation totaled $4.9 million.

   Interest Income (Expense). Interest expense primarily relates to borrowings from the Principal Stockholder in 1997, notes payable outstanding from January 1998 through September 1998 and notes payable outstanding since September 1998 and December 1998. Interest income relates to interest earned on IPO proceeds that were invested in short-term investments. Our net interest expense decreased from $218,000 for the nine months ended September 30, 1998, to $80,000 for the nine months ended September 30, 1999. The decrease resulted from the repayment of $2,300,000 of notes payable plus interest earned on the IPO proceeds.

Liquidity and Capital Resources

   Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the nine months ended September 30, 1998 and 1999, we used a total of $4.3 million and $8.4 million of cash, respectively, in our operating activities. Cash used in operating activities in each period resulted primarily from net losses in those periods. For the nine months ended September 30, 1998 and 1999, our cash used in operating activities included increases in our trade accounts receivable of $191,000 and $1.7 million, respectively. The increase is primarily attributable to billings under terms of our license and advertising contracts entered into during the three months ended September 30, 1999, as well as member receivables that reflect our efforts to expand the membership base by allowing for payment terms up to 90 days and billings for our new license and advertising revenues in the third quarter of 1999. For the nine months ended September 30, 1998 and 1999, we used cash totaling $142,000 and $2.3 million, respectively, in our investing activities, which have consisted primarily of expenditures for computer and related equipment, furniture and fixtures, communication equipment and leasehold improvements as well as deposits on various equipment leases.

   Since inception, we have financed our operations primarily from the issuance of common stock, proceeds of notes payable, and the sale of Series A Preferred and Series B Preferred Stock. Net cash provided by financing activities for the nine months ended September 30, 1998, was $5.4 million. Funds provided by financing activities included the issuance of Series A Preferred Stock and warrants, with net proceeds of $5.0 million, the issuance of the $2.3 million Lenders' Notes Payable, and the issuance of $1.2 million of the September 1998 Notes. Funds used in financing activities included the repayment of the Lenders' Notes Payable and the repayment of $1.1 million of borrowings from our Principal Stockholder.

   Net cash provided by financing activities for the nine months ended September 30, 1999, was $57.5 million. Funds provided by financing activities included the completion of our IPO, with net proceeds of $50 million after underwriting discounts, commissions and other offering costs, and the issuance of Series B Preferred Stock. Funds used in financing activities related to the repayment of the September 1998 Notes.

   As of September 30, 1999, our principal source of liquidity was approximately $48.5 million of cash and cash equivalents. As of September 30, 1999, we had material commitments for capital expenditures of $1.1 million. We expect such expenditures to be approximately $1.5 million during the remainder of 1999. We expect such expenditures will primarily be for computer equipment to expand and enhance our network. We have also entered into several non-cancelable lease commitments that will require payments of approximately $2.3 million over the next five years.

   We believe that we have sufficient cash and cash equivalents, including the proceeds from the IPO, to fund our operating and investing activities for at least the next 18 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations.

Year 2000 Readiness

   The Year 2000 issue refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

   We have defined Year 2000 compliant as the ability to:

  . correctly handle date information needed for the December 31, 1999, to January 1, 2000, date change,

  . function according to the product documentation for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration,

  . respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner,

  . store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century, and

  . recognize Year 2000 as a leap year.

   We have designed all of our products to be Year 2000 compliant when configured and used in accordance with related documentation.

   We have completed an assessment of most of our material information technology systems, including both our own software products and third-party software and hardware technology. We have tested the flow of data through our electronic commerce platform for regular bids (RFQs), automatic bids, and purchase orders as the date rolled from 12/31/1999, 02/28/2000, 02/29/2000, 12/31/2000, 02/28/2001, 02/28/2004, 12/31/2019, and 09/08/1999 to the next day and found all transactions processed correctly. We have not individually tested each computer that supports the electronic commerce platform for these specific dates. The computer systems that support key customer activities all have the most current operating system and third-party software patches applied. Based on the representations of third-party software providers and the testing performed in house, we believe all information technology systems that support our electronic commerce platform and our customers are Year 2000 compliant. Unknown date-related errors or defects in our products could result in damage to our reputation, increased service costs, or loss of our customers, any of which could materially and adversely harm our business.

   The Year 2000 readiness of information technology systems used by our staff to support our internal business enterprises is under review. Our internal technical support personnel have checked many of the desktop systems used by our staff. Any updates to operating system or application software provided by the various third-party software vendors as part of their Year 2000 compliance efforts are applied on a case by case basis. We will have completed this activity for all of our desktop systems before the end of 1999.

   The status of our non-information technology systems is not known. A review of such systems and all required remediation and testing is scheduled to be complete by the end of 1999.

   Other than the probability of Year 2000 issues with the telephone system in use at our corporate headquarters in Las Vegas, Nevada, we are not currently aware of any material operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems. Also, we are subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failure interruptions.

   Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of these lawsuits against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we may be affected by it.

   To date we have responded to all requests from our customers for information regarding our Year 2000 compliance. We have appointed a Year 2000 Project Coordinator. Our Year 2000 Project Coordinator has sent letters to our key vendors requesting information about their Year 2000 readiness, and they have all responded with positive reassurances.

   We do not have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. If our customers' systems or applications are not Year 2000 compliant, our customers may not be able to use our products or services. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for, or delay purchases of, our products and services. As a result, our business could be seriously harmed.

   We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. We believe these costs have not been material. We could incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering, and customer satisfaction. We expect any additional costs to be funded from operating cash flows and do not expect these additional Year 2000 compliance costs to be material. However, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business.

   Our Year 2000 Compliance Plan is in effect; however, there is no guarantee that it addresses all situations that may result if our critical operations prove not to be Year 2000 ready. We will have staff and tools standing by during each century event date should unexpected problems occur. If an adjustment is needed, these experts will make and test the changes and install any software updates on our Web site making the software available for download by our customers. We cannot guarantee that we will be able to make these changes in a timely manner, which could significantly impact our business and the ability of our customers to conduct business.

   If, in the future, it comes to our attention that some of our products need modification, or some of our third-party hardware and software is not Year 2000 compliant, then we will seek to make modifications. In such case, we expect such modifications to be made on a timely basis, and we do not believe that the cost of such modifications will materially harm our operating results. We may not be able to modify our products, services, and systems in a timely and successful manner to comply with the Year 2000 requirements.

   There has been no independent verification or validation to assure our Year 2000 readiness other than by our clients. Various customers have been concerned about Year 2000 readiness and have tested our software under different date scenarios. We have received no report of Year 2000 problems as a result of this testing. However, we can make no assurance that this testing was sufficient or adequate.

   The worst case scenario for Year 2000 issues would be if we ceased normal operations for an indefinite period of time while we attempted to respond to our own and/or our customers' Year 2000 problems without having full internal operational capabilities. Year 2000 issues affecting our business, if not adequately addressed by us, our third-party vendors, or our customers, could have a number of "worst case" consequences. These include:

  . the inability of our customers to use our products and services to procure and manage their operating resources,

  . claims from our customers asserting liability, including liability for breach of warranties related to the failure of our products and services to function properly, and any resulting settlements or judgments, and

  . our inability to manage our own business.

   To date we have experienced one Year 2000 problem. One component of software obtained from a third-party vendor was not compliant. We reported the problem to the third-party vendor, received and applied an update to the software, and have experienced no further problems in this area. We cannot assure you that other such problems will not occur or that we will be able to modify our products, services, and systems in a timely and successful manner to comply with Year 2000 requirements.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137, which defers the effective date of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We currently do not engage in, nor do we expect to engage in, derivative or hedging activities, and, therefore, we do not believe that SFAS No. 133 will have a material impact on our results of operations or financial position.

Factors That May Affect Results

   The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

 Risks Related to Our Business

  We are an early stage company. Our limited operating history makes it difficult to evaluate our future prospects.

   We only began offering access to our network in April 1997. We have entered into the majority of our contracts and significant relationships only within the last 12 months. Our extremely limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

  We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

   We have never been profitable and expect to continue to incur operating losses on both a quarterly and annual basis for at least the foreseeable future. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996. As of September 30, 1999, we had an accumulated deficit of $31.3 million. For a detailed discussion of our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." We expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues for profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

  The revenue and profit potential of our business model is unproven. Our success is dependent on our ability to expand our membership base and expand into new markets and industries.

   Our business model is to generate revenues from the development of both public and private e-marketplaces for business-to-business e-commerce. Our business model is new and our ability to generate revenue or profits is unproven. We have initially focused on the hospitality industry and our success is dependent on our ability to expand our membership base within the hospitality industry. Our success is also dependent on our ability to expand into new markets and industries. We cannot assure you that we will be successful.

  We depend on sales and marketing strategic relationships for growth. These relationships may not contribute to increased use of our services, help us add new members, or increase our revenue. We may not be able to enter into new relationships or maintain our existing relationships.

   We have used and plan to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. These arrangements may not generate any new members or increased revenues. We may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. We may not be able to recover our costs and expenses associated with these efforts which could severely harm our business.

  We face intense competition in the business-to-business e-commerce market, and we cannot assure you that we will be able to compete successfully.

   The business-to-business e-commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal, and competitors may develop and offer similar services in the future. Our business could be severely harmed if we are not able to compete successfully against current or future competitors. Although we believe that there may be opportunities for several providers of products and services similar to ours, a single provider may dominate the market. We believe there is no current dominant provider in our market. We expect that additional companies will offer competing e-commerce solutions in the future.

   In addition, our members and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business. Our competitors vary in size and in the scope and breadth of the services they offer. In addition to competition from several e-commerce trade communities, we primarily encounter competition from enterprise software purchasing systems providers such as Ariba, Commerce One and TRADE'ex. We may also encounter competition from enterprise software developers such as Peoplesoft, Oracle and SAP.

   Virtually all of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. Our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and may devote substantially more resources to product development.

  If we fail to improve our financial and managerial controls and reporting systems and procedures, and if we do not effectively expand, train and manage our workforce, our business will suffer dramatically and we may not be able to implement our business plan.

   Successful implementation of our business plan requires an effective planning and management process. Our business will suffer dramatically if we do not effectively manage our growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We have grown from eight employees in January 1997 to 227 employees as of September 30, 1999. In addition, we plan to continue to add to our sales and marketing, customer support and product development personnel. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

  We may pursue the acquisition of new and complementary businesses, products and technologies to grow our business. Unsuccessful acquisitions could harm our operating results, business and growth.

   We may acquire businesses, products and technologies that complement or augment our existing businesses, services and technologies. The inability to integrate any newly acquired entities or technologies effectively could harm our operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. To finance any acquisitions, we may need to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our business strategy successfully.

  Our long sales cycle for large corporate accounts could cause delays in revenue growth.

   Our sales cycle for large corporate accounts typically takes six to nine months to complete and varies from contract to contract, but has taken up to 18 months for some contracts. A large number of our members are introduced to our e-marketplaces through such accounts. Our lengthy sales cycle for large corporate accounts could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer and the level of competition that we encounter in our selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In some cases, we provide access to our e-marketplaces on a trial basis for customer evaluation, which can again prolong the sales process. Our sales cycle can be further extended for product sales made through third parties.

  Our quarterly results are subject to significant fluctuations, and our stock price may decline if we do not meet expectations of investors and analysts.

   We expect that our quarterly operating results will fluctuate significantly due to many factors, many of which are outside our control, including:

  . demand for and market acceptance of our products and services;

  . inconsistent growth, if any, of our member base;

  . loss of key customers or strategic partners;

  . timing of the recognition of revenue for large contracts;

  . variations in the dollar volume of transactions effected through our e-marketplaces;

  . intense and increased competition;

  . introductions of new services or enhancements, or changes in pricing policies, by us and our competitors;

  . our ability to control costs; and

  . reliable continuity of service and network availability.

   We believe that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Due to these and other factors, it is likely that our operating results will be below market analysts' expectations in some future quarters, which would cause the market price of our stock to decline.

  Some small and medium sized businesses that supply larger organizations have been reluctant to join or continue as a member of our e-marketplaces. Our failure to attract and retain a large number of members would severely harm our business.

   Our public e-marketplace operates as an open bidding process allowing buyers to instantaneously compare the prices of suppliers. In some instances, suppliers have been reluctant to join or continue as a member of our e-marketplaces and participate in an open bidding process because of the increased competition and comparisons this environment creates. We must add and retain a substantial number of small to medium sized businesses as members. Our ability to attract and retain members will depend in part on the continued willingness of our large organization members who buy from them to support us in our recruiting and retention efforts.

  Our revenue is derived from providing e-marketplace access to members under short-term, pilot and verbal agreements. The cancellation or non-renewal of these agreements would adversely affect us.

   We have generated substantially all of our revenues through member subscription and license fees for access to our e-marketplaces. A failure of our members to continuously renew their contracts, or a high rate of termination, would significantly reduce our revenues. For the nine months ended September 30, 1999, approximately 60% of our revenues were comprised of member subscription fees. Generally, our subscription and license fee contracts are entered into on a month-to-month basis. Although we have executed contracts of a longer duration, generally these longer contracts may be terminated on short-term notice. Some of our agreements with members are verbal and may be terminated at any time. Moreover, several of our significant member agreements are pilot programs. We have expended significant financial and personnel resources and have expanded our operations on the assumption that these will be long-term contracts. If these become contracts of short-term duration because of an early termination or non-renewal by the member, we may be unable to recover the costs we incurred and our business could suffer dramatically.

  Our success depends on our ability to continuously enhance our services.

   Our future success will depend on our ability to enhance our e-marketplace software, and to continue to develop and introduce new services that keep pace with competitive introductions and technological developments, satisfy diverse and evolving member requirements and otherwise achieve market acceptance. Any failure by us to anticipate or respond adequately to changes in technology and member preferences, or any significant delays in our development efforts, could make our services unmarketable or obsolete. In particular, we believe that our future success will depend, in part, upon market acceptance of PurchasePro 4.0 which has only recently been released. We may not be successful in developing and marketing quickly and effectively future versions or upgrades of our software, or offering new services that respond to technological advances or new market requirements.

  We depend upon our key personnel and they would be difficult to replace.

   We believe that our success will depend on the continued employment of our senior management team and key sales and technical personnel. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business would suffer.

   We plan to expand our employee base to manage our anticipated growth. Most importantly, we plan to hire additional members of senior management. Competition for personnel, particularly for senior management personnel and employees with technical and sales expertise, is intense. The success of our business is dependent upon hiring and retaining suitable personnel.

  If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position, causing us to lose members. Infringement by us on the intellectual property rights of others could expose us to substantial liabilities which would severely harm our business.

   We regard our copyrights, service marks, trademarks, patents, trade secrets and similar intellectual property as important to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

   Third parties may infringe or misappropriate our copyrights, trademarks, patents and similar proprietary rights. In addition, other parties may assert infringement claims against us. We cannot be certain that our services do not infringe patents or other intellectual property rights that may relate to our services. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our services. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. If our services violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such services on commercially reasonable terms, or at all. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing us from distributing these services. These claims could severely harm our business.

  Our inability to continue licensing third-party technologies could delay product development which could result in a loss of members or slow our growth.

   We intend to continue to license technology from third parties, including our Web server and encryption technology. Our inability to obtain any of these licenses could delay product development until equivalent technology could be identified, licensed and integrated. Any such delays in services could result in a loss of members, and slow our growth and severely harm our business. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. These third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology and our ability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs.

  Our agreements with affiliates may not have been the result of arm's-length negotiations, and may be less favorable to us than those we could obtain from unaffiliated third parties. Entering into agreements on less than the most favorable terms available could harm our business or limit our revenue growth.

   Our agreements with some of our sales and marketing partners may not have been the result of arm's-length negotiations. To the extent our agreements with our affiliates, such as the E-MarketPro, were not negotiated at arm's-length, they may contain terms and conditions less favorable to us than we could have obtained from unaffiliated third parties. Any future agreements or relationships with affiliates may not necessarily result from arm's-length negotiations and may not be on terms that are most favorable to us, which could severely harm our business or limit our revenue growth.

  If we do not adequately address "Year 2000" issues, we may incur significant costs and our business could suffer.

   Failure of our internal computer systems or third-party equipment or software, or systems maintained by our members and strategic sales and marketing partners, to operate properly with regard to the Year 2000 and thereafter could require us to incur significant unanticipated expenses to remedy any problems and could cause system interruptions and loss of data. Any of these events could harm our reputation and adversely affect our business. We have no specific contingency plan to address the issues that could result from Year 2000 complications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness."

  If we expand our international sales and marketing activities, our business will be exposed to the numerous risks associated with international operations.

   We intend to have operations in a number of international markets. To date, we have limited experience in developing localized versions of our e-marketplace enabling software and in marketing, selling and distributing our solutions internationally.

   International operations are subject to many risks, including:

  . the impact of recessions in economies outside the United States, especially in Asia;

  . changes in regulatory requirements;

  . reduced protection for intellectual property rights in some countries;

  . potentially adverse tax consequences;

  . difficulties and costs of staffing and managing foreign operations;

  . political and economic instability;

  . fluctuations in currency exchange rates; and

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

 Risks Related to the Internet and E-commerce Industries

  Our success depends on the Internet's ability to accommodate growth in e-commerce.

   The use of the Internet for retrieving, sharing and transferring information among businesses, buyers, suppliers and partners has only recently begun to develop. If the Internet is not able to accommodate growth in e-commerce, our business would suffer. The recent growth in the use of the Internet has caused frequent periods of performance degradation. Our ability to sustain and improve our services is limited, in part, by the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion.

  We are dependent upon the growth of the Internet as a means of commerce.

   If the e-commerce market does not grow or grows more slowly than expected, our business will suffer. The possible slow adoption of the Internet as a means of commerce by businesses may harm our prospects. A number of factors could prevent the acceptance and growth of e-commerce, including the following:

  . e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;

  . businesses may not be able to implement e-commerce applications on these networks;

  . increased government regulation or taxation may adversely affect the viability of e-commerce;

  . insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and

  . adverse publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e-commerce transactions could discourage its acceptance and growth.

   Even if the Internet is widely adopted as a means of commerce, the adoption of our network for procurement, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solution.

  Security risks of electronic commerce may deter use of our products and services.

   A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If members are not confident in the security of e-commerce, they may not effect transactions on our e-marketplaces or renew their memberships which would severely harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our e-marketplaces or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential member information, place false orders or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could adversely affect our business.

  Failure to maintain accurate databases could seriously harm our business and reputation.

   We update and maintain extensive databases of the products, services and e-marketplace transactions for our members. Our computer systems and databases must allow for expansion as a member's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems which could cause a disruption in our service and our ability to provide accurate information to our members. These problems may result in a loss of members which could severely harm our business. Some of our customer contracts provide for service level guarantees for the accuracy of data. Our failure to satisfy these service level guarantees could result in liability or termination of the contract and a loss of business, and our business and our reputation would suffer.

  We may not be able to accurately predict the rate of increase in the usage of our network which may affect our timing and ability to expand and upgrade our systems.

   Traffic in our e-marketplaces has increased to the point where we must expand and upgrade some of our transaction processing systems and network hardware and software. We may not be able to accurately predict the rate of increase in the usage of our network. This may affect our timing and ability to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our network. If we do not upgrade our systems and network hardware and software appropriately, we may experience downgraded service which could damage our business reputation, relationship with members and our operating results.

  If we encounter system failure, service to our customers could be delayed or interrupted. Service delays or interruptions could severely harm our business and result in a loss of customers.

   Our ability to successfully maintain an e-commerce marketplace and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Any interruptions could severely harm our business and result in a loss of customers. Our computer and communications systems are located in Las Vegas, Nevada. Although we periodically back up our databases to tapes and store the backup tapes offsite, we do not maintain a redundant site. Our systems and operations are vulnerable to damage or interruption from human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. Although we have taken certain steps to prevent a system failure, we cannot assure you that our measures will be successful and that we will not experience system failures in the future. Moreover, we have experienced delays and interruptions in our telephone and Internet access which have prevented members from accessing our e-marketplaces and customer service department. Furthermore, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure. The occurrence of any system failure or similar event could harm our business dramatically. In addition, we may move to third-party hosting of our servers. We cannot assure you that this transition, if undertaken, would be effected without interruptions. Further, any such third-party host could be subject to the same risks of system failure as our current site.

  Our services depend on complex software. Unknown defects in this software could result in service and development delays.

   Our e-marketplace services depend on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could severely harm our business. In the past, we have missed internal software development and enhancement deadlines. Some of our contracts contain software enhancement and development milestones. If we are unable to meet these milestones, whether or not the failure is attributable to us or a third party, we may be in breach of our contractual obligations. Such a breach could damage our reputation, lead to termination of the contract and adversely affect our business.

  Governmental regulation and legal uncertainties could impair the growth of the Internet and decrease demand for our services and increase our cost of doing business.

   The laws governing Internet transactions remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet could increase our costs and administrative burdens. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, consumer protection and taxation, apply to the Internet.

   Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in the United States and other countries where we conduct business. The growth and development of the business-to-business e-commerce market may prompt calls for more stringent laws governing consumer protection and the taxation of e-commerce. Non-compliance with any newly adopted laws and regulations could expose us to significant liabilities.

  The inability to acquire or maintain effective Web domain names could create confusion and direct traffic away from our e-marketplaces.

   We currently hold various Internet Web addresses relating to our network. If we are not able to prevent third parties from acquiring Web addresses that are similar to our addresses, third parties could acquire similar domain names which could create confusion that diverts traffic to other websites away from our e-marketplaces, thereby adversely affecting our business. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. The regulation of Web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting proprietary rights is unclear.

  We may be subject to legal liability for communication on our network.

   We may be subject to legal claims relating to the content in our network, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Even if we are ultimately successful in our defense of these claims, any such litigation is costly and these claims could harm our reputation and our business.

  Our stock was not publicly traded until the recent completion of our IPO and as a result our stock price may be volatile.

   Our common stock was not publicly traded until the recent completion of our IPO in September 1999, and as a result our stock price may be subject to fluctuation. Factors which may cause our stock to fluctuate substantially include:

  . actual or anticipated fluctuations in our results of operations;

  . changes in or failure by us to meet securities analysts' expectations;

  . announcements of technological innovations;

  . introduction of new services by us or our competitors;

  . developments with respect to intellectual property rights;

  . conditions and trends in the Internet and other technology industries;
    and

  . general market conditions.

   In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources which is needed to successfully run our business.

  Shares eligible for future sale by our existing stockholders may adversely affect our stock price.

   The market price of our common stock could drop due to the sales of a large number of shares of our common stock or the perception that such sales could occur. These factors could also make it more difficult to raise funds through future offerings of common stock.

   As of November 12, 1999, 18,683,665 shares of common stock are outstanding. Of these shares, 4,600,000 shares were sold in the IPO and are freely tradeable without restrictions under the Securities Act of 1933, except for any shares purchased by our "affiliates," as defined in Rule 144 under the Securities Act. Our officers and directors and all stockholders have entered into lock-up agreements pursuant to which they have agreed not to offer or sell any shares of common stock for a period of 180 days after the date of the offering without the prior written consent of Prudential Securities, on behalf of the underwriters. These individuals or entities may request that Prudential Securities consider an early release from their lock-up agreement. Prudential Securities may, at any time and without notice, grant an early release for shares subject to these lock-up agreements. Upon expiration of this 180-day lock-up period, the shares owned by these persons prior to completion of the intial public offering may be sold into the public market without registration under the Securities Act in compliance with the volume limitations and other applicable restrictions of Rule 144 under the Securities Act. We intend to file a registration statement under the Securities Act to register all shares of common stock issuable upon the exercise of outstanding stock options and reserved for issuance under our stock option plans. This registration statement is expected to become effective immediately upon filing and, subject to the vesting requirements and exercise of the related options (as well as the terms of the lock-up agreements), shares covered by this registration statement will be eligible for sale in the public markets.

   Our management has broad discretion over the use of the net proceeds from the IPO. Failure to use the net proceeds in an effective and beneficial manner could impede our ability to expand our sales and marketing activities and make startegic investments.

   We intend generally to use the net proceeds from the offering to expand our sales and marketing activities and for general corporate purposes, including working capital and strategic investments. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each specified purpose. Depending on future developments and circumstances, we may use some of the proceeds for uses other than those described above. Our management, therefore, has significant flexibility in applying the net proceeds of the offering. Our success and growth depends on the beneficial use of the net proceeds.

  Our articles of incorporation and bylaws and Nevada law contain provisions which could delay or prevent a change in control and could also limit the market price of our stock.

   Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

  . divide our board of directors into three classes;

  . authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

  . prohibit stockholder action by written consent; and

  . establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

   In addition, certain provisions of Nevada law make it more difficult for a third party to acquire us. Some of these provisions:

  . establish a supermajority stockholder voting requirement to approve an acquisition by a third party of a controlling interest; and

  . impose time restrictions or require additional approvals for an acquisition of us by an interested stockholder.

   These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Not Applicable.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Changes in Securities.

   During the quarter ended September 30, 1999 and prior to the closing of our IPO, we granted options to purchase 119,807 shares of common stock to employees under our 1999 Equity Incentive Plan and our 1998 Stock Option Plan. During the quarter ended September 30, 1999 and prior to the closing of our IPO, employees, consultants and other service providers of the Company exercised options to purchase 1,975,648 shares of common stock. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Securities Act") in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

(d) Use of Proceeds.

   On September 13, 1999, we completed the initial public offering of our common stock. The managing underwriters in the offering were Prudential Securities, Inc. and Jefferies & Company. The shares of the common stock sold in the offering were registered under the Securities Act, on a Registration Statement on Form S-1 (No. 333-80165). The SEC declared the Registration Statement effective on September 13, 1999. The offering commenced on September 14, 1999 and terminated on September 30, 1999, after we had sold all of the 4,600,000 shares of common stock registered under the Registration Statement (including 600,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $12 per share for an aggregate initial public offering of $55,200,000. We paid a total of $3,584,000 in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

   SEC registration................................................. $   16,600
   NASD fee.........................................................      6,500
   NASDAQ National Market Listing Fee...............................     91,000
   Printing and engraving...........................................    390,000
   Legal fees and expenses..........................................    811,900
   Accounting fee and expenses......................................    230,000
   Blue sky fees and expenses.......................................      5,000
   Transfer agent fees..............................................     50,000
   Miscellaneous....................................................    465,000
                                                                     ----------
     Total.......................................................... $2,066,000
                                                                     ==========

   After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $50 million. The net proceeds were predominately held in a money market fund and short-term investments at September 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      3.1 (i)  Amended and Restated Articles of Incorporation of the Registrant
      3.1 (ii) Bylaws of the Registrant
     27.1      Financial Data Schedule

(b) Reports on Form 8-K.

   No reports on Form 8-K have been filed with the SEC during the quarter ended September 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PURCHASEPRO.COM, INC.

                                          By:      /s/ Scott H. Miller
                                            -----------------------------------
                                                    Scott H. Miller,
                                               Vice President-Finance and
                                                Chief Accounting Officer
Date: November 15, 1999                           (Authorized Officer)

                                 EXHIBIT INDEX

 Exhibit No.                           Exhibit Title
 -----------                           -------------
   3.1 (i)   Amended and Restated Articles of Incorporation of the Registrant
   3.1 (ii)  Bylaws of the Registrant
  27.1       Financial Data Schedule