Form 10-K
period 1999-12-31
PURCHASEPRO COM INC
filed 2000-03-30
CIK 1087831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from          to         .

                               ----------------

                        Commission File Number 000-26465

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

                               ----------------
        Securities Registered Pursuant to Section 12(b) of the Act: None

 Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par
                                  value $0.01.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $.01 par value, was 31,164,230 as of March 27, 2000.

   The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2000 Annual Meeting of Stockholders which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PURCHASEPRO.COM, INC.

                                   FORM 10-K
                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                    PART I
 ITEM

  1.  Business..........................................................     1
  2.  Facilities........................................................    14
  3.  Legal Proceedings.................................................    14
  4.  Submission of Matters to a Vote of Security Holders...............    14

                                    PART II

  5.       Market for Registrant's Common Equity and Related Stockholder
      Matters...........................................................    15
  6.  Selected Consolidated Financial Data..............................    16
  7.     Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    17
 7a.  Factors That May Affect Results...................................    22
  8.  Financial Statements and Supplementary Data.......................    32
  9.     Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................    54

                                   PART III

 10.  Directors and Executive Officers of the Registrant................    55
 11.  Executive Compensation............................................    55
 12.  Security Ownership of Certain Beneficial Owners and Management....    55
 13.  Certain Relationships and Related Transactions....................    55

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K...    56
      Signatures........................................................    59

                                     PART I

ITEM 1: BUSINESS

PurchasePro.com, Inc.

   PurchasePro.com is a leading provider of Internet business-to-business electronic commerce services. Our members can buy and sell a wide range of products and services on our procurement networks in an efficient, competitive and cost-effective manner. We have designed our procurement networks to meet the needs of smaller and medium sized businesses and their large business partners.

   We began developing our service in 1996 by closely evaluating the purchasing process of the hospitality industry that is characterized by high volume, frequent purchases of a broad range of goods and services by a large number of geographically distributed buyers. We capitalized on the large-property purchasing expertise of several Las Vegas-based hotels and resorts to develop, test and validate our service. These hotels have provided important marketing references for the expansion of our procurement networks. Since launching our public procurement network in April 1997, we have continuously upgraded the functionality of our service. Our most recent enhancement enables the creation of private procurement network communities for access on an invitation-only basis.

Industry Overview

   Growth of Internet Usage and E-Commerce. The Internet and related technologies are revolutionizing the way businesses and consumers communicate, share information and conduct business. As the number of Internet users and the sophistication of Internet-enabled content and development tools have increased, the Internet's functionality has expanded from a medium primarily for publishing information to one that enables more complex business-to-business communications and commerce. At the same time, businesses across many industries are facing increasing competitive pressures to lower costs, decrease inventories and improve sales and marketing productivity. To address these challenges, businesses are increasingly replacing paper-based transactions with Internet e-commerce solutions that provide cost-effective and efficient channels for connecting and transacting with global suppliers, distributors and customers. Forrester Research estimates that the business-to-business e-commerce market will grow from $43 billion in 1998 to $1.3 trillion by 2003, representing a compound annual growth rate of approximately 98%.

   Inefficiencies in Corporate Purchasing and Supply. Historically, the purchasing of supplies and services has involved significant manual processes and in many industries has been highly fragmented and decentralized. Decentralized purchasing makes it difficult for businesses to manage employee purchases, control spending and prevent duplicative or unauthorized orders. Many companies do not have an efficient and easy-to-use means of executing and managing purchases of supplies and services. According to the Center of Advanced Purchasing Studies, corporate purchases of goods and services represent on average 38% of a company's revenues. Cost-effective purchasing is an important contributor to improving a company's profitability. Despite the importance of the purchasing function and the prevalence of information technology systems in many enterprises, purchasing at many companies remains heavily paper-based, labor-intensive and decentralized. AMR Research estimates that the cost per procurement transaction for non-production supplies and services ranges from $75 to $175. These costs can exceed the cost of the items being purchased. In addition, these time consuming processes often result in fulfillment delays to end-users, leading to productivity losses.

   Traditional Electronic Purchasing. A number of companies have attempted to use information technology to reduce the inefficiencies that characterize most corporate purchasing functions. Although existing electronic purchasing methods have helped facilitate e-commerce, we believe that these current methods have limitations that prevent widespread adoption by buyers and sellers:

  . Conventional Electronic Data Interchange. Electronic data interchange, or
    EDI, systems involve a set of uniform formats for commercial documents such as invoices and purchase orders that allow computers to exchange such documents across private networks without human intervention. Forrester Research estimates that of the 2 million U.S. companies with 10 or more employees, only five percent have deployed conventional EDI systems. Barriers to implementation include the high cost of installation and maintenance as well as significant, on-going transaction fees. Because EDI systems rely on the execution of pre-defined transactions, they generally are not well suited for dynamic procurement environments involving many buyers and suppliers or a wide variety of goods and services.

  . Enterprise Purchasing Software Systems. A number of vendors have developed purchasing software systems designed to improve the coordination of the purchasing function across large enterprises. Most of these systems are expensive to license, with up-front licensing fees that can exceed $1 million. Users also typically pay ongoing maintenance fees. Additionally, the complexity of these systems typically requires a lengthy and expensive implementation process.

   Furthermore, most EDI and enterprise purchasing software systems do not offer a full spectrum of online procurement functions, such as sourcing from multiple suppliers and placing simultaneous bid requests with multiple suppliers. Due to the expense and complexity of these systems, they are generally unsuitable for all but the largest organizations.

   The PurchasePro.com Opportunity. Companies recognize the necessity to establish an electronic platform that can be utilized by business partners of all sizes cost effectively, with limited hurdles to rapid implementation and use. The Internet provides a cost-effective medium for businesses, regardless of size, to link directly to their communities of customers, suppliers and other business partners. PurchasePro.com takes advantage of the low costs and community building nature of the Internet to deliver our business-to-business e-commerce solution.

The PurchasePro.com Solution

   PurchasePro.com's business-to-business e-commerce solution is comprised of public and private procurement networks where businesses can buy and sell a wide range of products and services over the Internet in an efficient and cost-effective manner. With a PurchasePro.com membership, companies of all sizes can participate in an interactive procurement network community of businesses seeking to expand sales and lower costs. We believe our service enables companies and their trading partners to quickly realize the benefits of increased efficiency, faster turnaround and more timely information. Our user-friendly solution is scalable in its application, provides many features and is designed to provide the following benefits:

     Lower Operating Costs. By eliminating many costly and time-consuming functions of traditional, paper-based buying and selling, our procurement networks may allow companies to reduce operating costs and shorten cycle times in the purchasing and selling processes. Our solution enables members to rapidly prepare bid requests and simultaneously distribute them electronically to multiple parties. Responding bids are automatically aggregated and compiled in line-item comparison reports for easy analysis, enabling purchase orders to be expedited. Moreover, our service operates as a rapidly deployable outsourced solution that does not require companies to install expensive enterprise purchasing software systems and hire costly information technology specialists to maintain and manage these systems.

     Lower Prices. We believe many of our members have realized significant reductions in the cost of the goods and services they have purchased as members of our networks. Our procurement networks support competitive bidding in response to bid requests from buyers. By automating the sourcing process, our solution allows companies to send out bid requests for smaller quantities more efficiently and expand the number of suppliers from which they request bids. Furthermore, buyers can achieve economies of scale by aggregating purchasing among subsidiaries and divisions and benefit from group buying discounts that we plan to negotiate with national suppliers participating in our networks.

     Improved Management and Control. Our solution allows companies to proactively manage procurement through user-defined approval procedures. Procurement managers, for example, can pre-set the level of access and purchasing authority for each staff member. Utilizing the workflow features of our service, managers can quickly view, analyze and manage employee activities, providing improved control and more informed purchasing decisions. In addition, our solution automatically generates inquiry and transaction records facilitating improved documentation and auditing. We also maintain records of procurement activity by our members that can be used to verify or validate transactions.

     Better Information. Our service provides members with up-to-date pricing, product and supplier profile information on a 24-hour, 7-day a week basis. Our solution allows suppliers to maintain real-time control of pricing and other descriptive information about products and services they offer, helping to ensure that potential buyers obtain accurate information in a customizable format.

     Greater Access to Business Partners. We believe that our networks enable members to access new customers and suppliers. With our public procurement network, members can communicate with and conduct business among a broad array of companies in a highly efficient manner. In addition, we believe that our solution enables many of our members to offer, for the first time, their goods and services for sale over the Internet.

Our Strategies

   Our objective is to be the preferred business-to-business e-commerce solution through our public and private procurement networks. Key strategies to achieve our objective include:

   Expand Our Membership. We intend to expand our membership through the following:

  . Build Upon Our Leadership Position Serving the Hospitality Industry. We believe we are the leading provider of business-to-business e-commerce solutions to the hospitality industry and its suppliers. We have grown our procurement network membership by focusing on major hospitality buyers with large supplier bases. Through our direct and indirect sales channels and by using our existing relationships, we plan to develop new partnerships within the hospitality industry to further increase our membership base.

  . Pursue New Vertical Markets. We are applying our solutions to markets with similar procurement characteristics to the hospitality industry. These markets include:

    . architecture, engineering and construction

    . colleges and universities

    . facilities management

    . food services

    . healthcare

    . janitorial supply distribution

  . Enter New Geographic Markets. We are expanding into new geographic markets by establishing new relationships or leveraging our current relationships with large buyers or suppliers with operations in those locations. These business partners provide us access to their business partners, allowing us to establish a foothold in new major metropolitan areas. In addition, we recently licensed our procurement network software to a third party that will market our solution to the hospitality and travel industry in Asia and the South Pacific.

   Encourage Users to Rely on Our Procurement Networks. We believe that as members increase their usage of our networks, they become more reliant on the PurchasePro.com solution as an important part of their procurement processes. Our service often reduces repetitive clerical tasks associated with the procurement process for both buyers and sellers. Moreover, the benefits of our service are increased when it is integrated with existing enterprise information systems. Active buyers have reported significant cost savings realized from reductions in forms, communication charges and other labor and materials as well as improved pricing arising from the competitive bidding on the procurement network.

   Develop Multiple Revenue Streams. Substantially all of our current revenues are derived from member subscription fees paid for access to our public network However, we are in the process of developing a number of additional revenue sources including:

  . public and private network transaction fees;

  . advertising revenues including banners, classified ads and other electronic promotions;

  . licensing and recurring maintenance fees from larger corporate accounts that create and sponsor private network communities; and

  . procurement network hosting fees and administration charges.

Although the costs associated with developing these revenue sources may be substantial and the timing of the development of each revenue source is uncertain, we believe that the revenues from these and other sources will eventually become a larger part of our overall revenue mix.

   Provide Value Added Services. We intend to expand the value-added services that we offer to our members. We plan to make available products and services such as reduced rates and fees from long distance telephone carriers, cellular service providers and worker's compensation insurers. In addition, we intend to offer discounts on office products and other business consumables through our sales and marketing partners. We intend to make these discounts available to all members so that they can realize cost savings associated with participating in a large buying group.

   Pursue Strategic Sales and Marketing Relationships. We intend to continue to pursue strategic sales and marketing relationships to expand our membership, extend our marketing reach, provide value-added merchandise or services and further develop our procurement networks in a rapid and cost-effective manner. Our current sales and marketing partners include Office Depot, Sprint, VerticalNet and ZoomTown.com, a subsidiary of Cincinnati Bell, Inc.

   Strengthen the PurchasePro.com Brand. We plan to expand and enhance our marketing initiatives to increase our brand awareness and identity. These initiatives will include traditional and Internet-based advertising targeted at selected audiences, interviews and articles in business media and trade publications and direct sales and telemarketing. We also engage in joint-marketing and sales efforts with our business partners.

Our Services

   Our networks are designed to streamline the procurement cycle for our members--from sourcing to bidding to order to payment. Our procurement networks enable each member to participate as both a buyer and a seller. When acting as buyers, our members can realize a reduction in processing costs, achieve improved pricing, enforce corporate purchasing policies and maintain an audit trail for evaluating purchasing programs. When acting as suppliers, our members can strengthen relationships with existing customers, reach new buyers and lower sales, marketing and administrative costs. Our networks are online business-to-business e-commerce communities. With the recent enhancements to our software, members can create private procurement networks.

 Basic Membership Services

   Online Buying and Selling. Our procurement network solution enables our members to interact as buyers and suppliers, streamlining their purchase and sale process over the Internet. Members using the procurement network's competitive bidding function send a request for a bid (including requests for line item price quotes) to suppliers who respond electronically with pricing and availability information. The request for bids can be

"sealed" electronically so that the buyer cannot view the responses until a specified date and time. Through our competitive bidding function, we believe that buyers can achieve cost savings on the prices of products purchased.

   Our procurement networks provide members with a marketing tool that enables them to sell to all the other members of our networks. Smaller and medium sized suppliers can compete on a more equal footing with larger suppliers. As a result, we believe our network is an effective tool for suppliers to achieve deeper marketing and sales penetration in their primary markets and to enter new geographic markets on a cost-effective basis.

   Access to a Broad Electronic Database of Potential Business Partners. Our procurement networks allow members to query and shop from the offerings of our members. This provides users with the opportunity to purchase from their existing suppliers as well as develop new supplier relationships.

   Real-Time Information. Our procurement networks provide for the real-time updating of database information. After suppliers have responded with bids, buyers can analyze the responses through line item comparison reports with the opportunity to select one supplier's bid or to select specific items from selected suppliers. Since the information provided by the suppliers can be analyzed quickly, response time on bids can be significantly reduced. After a bid is accepted, our procurement networks allow buyers to create and send electronic purchase orders, and to finalize the payment and delivery instructions to complete the purchase. In addition, suppliers can create online catalogs that provide real-time dissemination of accurate information in a more cost efficient manner than with printed materials.

   Reporting Services. Procurement network members can review their bids and purchase orders through keyword, date, supplier or purchase order number searches. Members can generate comprehensive reports on their activity based on their search results. Further line-by-line detail can be obtained for each bid or purchase order by using the analytical tools available on our procurement networks. For example, the Quick Check Report compares the responses of every line item for each of the suppliers, calculating the price per unit and indicating which supplier has the lowest price per item for that particular item. The report also provides the necessary information for purchasing agents to make future decisions based on price, service or possible long-term contracts. The information can be exported via ASCII, EDI, ODBC-compliant files, or Excel worksheets, so that members can transfer the information to their enterprise resource planning and accounting systems for further reporting and data archiving.

   Procurement Controls. Members can restrict employee access to the various levels of our procurement networks. A client password file is checked at each member login and whenever members access the database. Members can monitor employee requests for proposals and purchase orders. Members can also select options that limit employee access to selected suppliers, specific items, quantities and service features. Through such protocols, control over corporate purchasing is significantly enhanced without the installation of expensive enterprise purchasing software systems.

   Community. We continue to expand our services to help foster interaction among procurement network members. Our members currently have access to e-mail accounts, and we plan to introduce additional features such as industry trade news, discussion forums, chat rooms and bulletin boards, all of which foster active community participation among our members. We expect to continue to add features, content and services that enhance the benefits of membership in the PurchasePro.com community.

   Purchasing Discounts for Members. We intend to negotiate group discounts with national suppliers for our procurement network members. In return for our providing electronic access to our large membership base, we expect these suppliers to provide discounts to our members irrespective of size. As such, we plan to expand our value proposition to our community, particularly to those companies that do not normally benefit from the pricing economies of large companies.

 Other Membership Services

   Private Networks. With the recent enhancements to our software, members can create private procurement networks. Private networks allow buyers or suppliers to sponsor a community of selected business partners on an invitation-only basis. In these communities, the sponsoring company invites selected trading partners to participate in customized programs such as special pricing arrangements and product offerings.

   Procurement Network Catalogs. We create customized electronic catalogs for our members that enable buyers to browse through a supplier's product and service offerings and "drag and drop" their desired selections directly into a purchase order. We also offer a catalog maintenance service.

   Web Site Development, Hosting and Maintenance. We construct Web sites for our members on a trial basis. After the initial trial period, members are charged a monthly hosting fee. These sites enable members to provide additional information on their products and services to other members. We also market to our members upgrades to these Web sites, which have resulted in additional fees.

   Banner Advertisements. We offer banner advertisements on our procurement network as a direct marketing tool for our members. When a buyer sources products, a banner advertisement appears promoting a related product offered by a particular supplier.

   Classified Advertising. Our classified advertising section provides real-time advertising directly from members. All advertisements can be accessed by keyword searches and can be posted and terminated in real-time.

 Group Buying Services

   In addition to our public and private procurement networks, we offer group buying services to the hospitality industry through our Hospitality Purchasing Systems subsidiary. This subsidiary consolidates the buying power of the properties that it represents to obtain volume discounts that might otherwise only be available to larger buyers. We receive fees from buyers and rebates from suppliers. We are marketing our PurchasePro.com solution to participants of this buying group.

Our Revenue Sources

   To date, our primary source of revenues has been network access fees paid by our members. In order to build our network membership, we have provided free access to our public procurement network and technical support to large corporate members. In return we have gained access to and assistance in recruiting their smaller and medium sized business partners as members of our procurement network.

   Our revenue sources include the following:

     Transaction Fees. We charge transaction fees on purchases consummated by our members with our strategic partners and value added merchandise and service providers. In addition, in certain of our private procurement networks we derive revenues from transaction fees levied on sales within the community.

     Licensing, Maintenance and Procurement Network Hosting Fees. We charge a one-time licensing fee and annual maintenance fees for private networks in place of or in certain cases in addition to transaction fees. We also charge recurring fees for hosting these private procurement networks.

     Other Revenue Sources. Other revenue sources include advertising and Web site development, hosting and maintenance. As our membership grows, we intend to charge for banner and classified advertisements that we presently offer as a free service. We also construct Web sites for our members and charge monthly hosting and maintenance fees after an initial trial period.

Strategic Relationships

   A key element of our strategy is to expand our sales, marketing and distribution channels through strategic relationships with entities that are commercial partners, and in some cases, equity investors. We have established, and will continue to pursue, these strategic relationships in order to grow revenues, to provide indirect sales and marketing of our networks, and to enhance our procurement network services. The following are examples of our strategic relationships:

     Sprint. In December 1999, we entered into a strategic e-commerce marketing agreement with Sprint Communications Company, L.P. Under the agreement, we will develop a co-branded website, which will be marketed by Sprint as the preferred business-to-business e-commerce solution for the procurement of goods and services to its business customers in long distance, paging and collaborative services. Sprint will become the preferred communications provider of long distance, paging and collaborative services on the PurchasePro.com procurement network. We will pay Sprint a quarterly sales commission equal to 25% of net collected revenues from the sales of subscriptions generated by promoting PurchasePro.com to the Sprint marketplace. In connection with the strategic e-commerce agreement, we issued to Sprint a warrant to purchase up to 2,700,000 shares of our common stock at a price per share of $95.79. One half of the warrant vested upon issuance and the actual number of shares issuable upon exercise of the remainder is based on the actual net annualized revenue that is generated for us under the strategic e-commerce agreement.

     Advanstar. In November 1999, we entered into an agreement with Advanstar, Inc., a leading worldwide business information company with more than 100 business and professional publications and directories, 113 exhibitions and conferences, numerous web sites and direct marketing, database and reference products. Under the agreement, we will create twenty web-based industry-specific business communities for Advanstar. The communities will utilize our e-commerce solutions and provide access to our procurement network. Advanstar will pay us development and maintenance fees for these communities. In addition, we will share subscription fees, transaction fees, and advertising fees generated from these communities. We have also issued to Advanstar a warrant to purchase 525,000 shares of our common stock that can be exercised prior to the six-month anniversary of the signing of the agreement at a price per share of $37.58.

     Workflow Management. In November and December 1999, we entered into agreements with Workflow Management, Inc., which provides customers with an innovative electronic outsourcing and facilities management system, iGetSmart((TM)) serving over 30,000 businesses throughout North America. Workflow Management has designated us as a preferred e-commerce solutions provider to Workflow Management. We have designated Workflow Management as the preferred provider of printing needs, including corporate stationery, business cards and forms. We will receive an annual fee for this preferred provider status. Under the agreement, we will also create a co-branded private procurement network for Workflow Management. Workflow Management will prepay supplier subscription fees and pay us a commission on gross sales to PurchasePro.com procurement network customers and we will share transaction fees.

     DigitalWork. In June and July 1999, we entered into agreements with DigitalWork.com, an online business services portal enabling growing businesses to complete critical business tasks online. DigitalWork will pay us to create a co-branded procurement network and prepay subscriptions for their registered members to access the PurchasePro.com network. We will share subscription, transaction and advertising fees related to this network. We also agreed to provide access to DigitalWork's online services to members of our public procurement network. We will share revenue from transaction and other fees.

     Office Depot. In July 1999, we entered into a strategic e-business relationship and marketing agreement with Office Depot, Inc., the world's largest seller of office supplies. Under terms of the agreement, we will be a recommended web-based business-to-business e-commerce solution to be marketed to the Office Depot customers and clients. Office Depot will be featured as the exclusive preferred provider for the office supplies and products category in our business-to-business procurement network. Terms of the agreement provide that transaction fees of 1% will be shared, with 25% to Office Depot and the remaining 75% to us.

     VerticalNet. In July 1999, we entered into an agreement with VerticalNet, Inc., an owner and operator of online business-to-business vertical communities. Under the agreement, we will assist VerticalNet in launching and promoting hospitality and food service vertical communities. We will provide e-commerce solutions to VerticalNet and its users will have access to our public procurement network. We will engage in joint promotional activities and provide links to each other's Web sites. We will share transaction fees.

     ZoomTown.com. In May 1999, we entered into an agreement with ZoomTown.com, a subsidiary of Cincinnati Bell, Inc. We have granted to ZoomTown.com, as our agent and representative, the exclusive right to market and offer access to our procurement networks in Ohio, a co-exclusive right in Kentucky, and a nonexclusive right in other domestic markets until April 2001. Under the agreement ZoomTown.com may co-brand our procurement networks. In addition, ZoomTown.com can extend its exclusive rights to market and offer access to our procurement networks under a ZoomTown.com co-brand to include the states neighboring Ohio and Kentucky. ZoomTown.com receives sales commissions for members it adds to the co-branded procurement networks.

Our Procurement Network Members

   The following is a representative list of our major procurement network members:

                                               Lexington/Louisville, Kentucky
  National Accounts                            and Cincinnati, Ohio
    Advanstar                                      Amtek Electrical
    American Hotel Register                        Ball Homes
    Barton Management                              Clay Ingels Company
    Best Western International                     Central Baptist Hospital
    Building One Services                          Fidelity National Credit
    DigitalWork                                     Services
    Handy Source                                   Host Communications, Inc.
    Hospitality City                               Lodestar Energy
    MeriStar Management Company                    Montgomery Inn
    MGC Communications                             St. Joseph Hospital
    Mirage Resorts                                 University of Louisville
    National Association of Women                   Hospital
     Business Owners
    National Black Chamber of Commerce         Florida
    National Minority Supplier                     The Breakers Hotel
     Development Council                           Carnival Cruise Lines
    1800Wedding.com                                Loews Hotels
    Park Place Entertainment                       Registry Resort
    Sunstone Hotels                                Seaway Hotel Corporation
    Tarsadia Hotels
    Travelscape                                Arizona
    VerticalNet                                    America West Arena
                                                   Arizona Diamondbacks
  Nevada                                           Bank One Ballpark
    Aladdin Hotel and Casino                       Embassy Suites Scottdale
    Marnell Corrao Construction                    ILX Resorts
    MGM Grand                                      Greater Phoenix Chamber of
    Mission Industries                              Commerce
    Nevada Power Company                           Phoenix Suns
    Rio Hotel and Casino                           Scottsdale Princess
    State of Nevada

   These relationships provide us with access to and assistance in recruiting a large number of smaller to medium sized companies for our procurement networks.

Sales and Marketing

 Sales Strategy

   We sell through direct and indirect channels. Our direct sales group targets buyers, suppliers and their respective business partners. As of December 31, 1999 we had 189 people in our sales and marketing group, and we plan to significantly expand this group over the next 12 months. Sales offices in the United States currently include Las Vegas, Nevada, San Rafael, California, Chicago, Illinois, Detroit, Michigan, Atlanta, Georgia, Dallas, Texas and Phoenix, Arizona. We also have sales representatives located in Washington, D.C., Orlando, Florida and Atlantic City, New Jersey.

   The sales forces of our sales and marketing partners offer our services to their business partners. To gain market presence and exposure to potential new members, we plan to team with large buyers and suppliers that have strong industry backgrounds and market presence in their respective markets and geographic regions.

 Marketing Strategy

   Our marketing strategy focuses on increasing our brand awareness and identity. We intend to continue to market ourselves through traditional and on-line business media and trade publications. Co-branded relationships and cooperative direct mail initiatives support our direct marketing efforts. We participate in events, conferences and trade shows to promote our business-to-business brand presence.

Member Service and Support

   We provide member service support on a 24-hour per day, 7-day per week basis. Our customer support department is responsible for day-to-day contact with members and responds to questions from members through e-mail and a 24-hour toll-free number. This department is responsible for retaining and increasing use by existing members and is an important aspect of member satisfaction.

Technology and Operations

   PurchasePro.com's proprietary network technology serves as the enabling platform for all of our solutions. This community-oriented, trading procurement network technology resides centrally on our servers located at our headquarters. Members access our service using either a standard Web browser or our proprietary client software. We have designed our technology and operations with the following key characteristics, many of which are based on our centralized architecture:

     Scalability. Our architecture is scalable, enabling us to accommodate membership growth. This scalability permits us to quickly add our members' business partners to our procurement networks without those members incurring infrastructure costs.

     Accuracy. We have designed our system to enable each member to maintain their information on our databases so that other users can access the most current data. In addition, by using custom interfaces to our client software, members can automate the process of maintaining their data.

     Reliability. We currently maintain four T1 Internet connections. In addition, we maintain a separate DS3 Internet connection. The client connections are load balanced over our application servers. Database servers are configured to be fault-tolerant and their hard drives can be swapped while the system is operating. These databases are replicated on additional back-up servers for quick access. Uninterruptible power supplies support all production servers.

     Security. Multiple layers of security, including secure socket layer technology from Verisign, protect the network and data. Our procurement network uses up to 128-bit standard encryption technology, along with rigorously monitored firewalls and other restrictions and physical or electronic separations to prevent harm to the service. Servers add, update and retrieve data through procedures designed to prevent improper access to data. Additionally, our staff has restricted access to our data and procurement network. All servers are equipped with virus detection and removal software, including an enhanced version on our mail server.

     Recovery. In addition to the redundant database servers, all member data is backed-up to tape every thirty minutes and removed from the premises on a daily basis for off-site storage.

Intellectual Property

   We rely on a combination of trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in products, services, know-how and information. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe patents or other intellectual property rights that may relate to our services. Like other technology and internet based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others.

Competition

   The e-commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal, and competitors may develop and offer similar services in the future. Although we believe that there may be opportunities for several providers of products and services similar to ours, a single provider may dominate the market. We expect that additional companies will offer competing e-commerce solutions in the future.

   We have encountered and expect to encounter competition from other e-commerce solutions providers including:

  . companies such as Microsoft Corporation, America Online and its Netscape subsidiary, and Yahoo! that offer a broad array of Internet-related services and either offer business-to-business e-commerce services presently or have announced plans to introduce such services in the future;

  . enterprise software purchasing system providers such as Ariba and Commerce One;

  . electronic data interchange providers such as GE Information Services, Harbinger Corp., IBM and Sterling Commerce;

  . enterprise resource planning software developers such as PeopleSoft, Oracle and SAP;

  . e-commerce trade communities; and

  . e-commerce Web sites of business retailers.

   Virtually all of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources than PurchasePro.com. In addition, other e-commerce service providers may be acquired by, receive investments from or enter into other commercial or strategic relationships with larger, well established and well-financed companies as use of Internet and other online services increases. Therefore, certain of our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and devote substantially more resources to product development than PurchasePro.com. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand, any of which could materially and adversely affect our business, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling our competitors to offer a similar but lower-cost service. We cannot assure you that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment or otherwise, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could materially and adversely affect our business, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling our competitors to offer a similar but lower-cost service.

   Although we have established several strategic relationships, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise continue to result in increased users of the PurchasePro.com service. In addition, companies that control access to ISP services used to connect to our procurement network could promote our competitors or charge our clients substantial fees for Internet access.

Government Regulation

   We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

  . user privacy;

  . pricing;

  . tax;

  . content;

  . copyrights;

  . distribution; and

  . characteristics and quality of products and services.

   In addition, the growth of the Internet and e-commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from electronic commerce or otherwise adversely affect our business, financial condition and operating results.

   Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. The most recent session of Congress enacted Internet laws regarding online copyright infringement. Although not yet enacted, Congress is considering laws regarding Internet taxation. The European Union recently enacted new privacy regulations. These are all recent enactments, and there is uncertainty regarding their marketplace impact. In addition, various jurisdictions already have enacted laws that are not specifically directed to e-commerce but that could affect our business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability.

   Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially adversely affect us.

   We believe that our use of third-party material on our procurement network communities is permitted under current provisions of copyright law. However, because legal rights of certain aspects of Internet content and commerce are not clearly settled, our ability to rely upon exemptions or defenses under copyright law is uncertain.

   Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions is granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially adversely affect our business, financial condition and operating results.

Employees

   As of December 31, 1999, we had 351 full time employees. Of these, 66 were in programming and technical support, 189 in sales and marketing, 28 in customer support and operations and 68 in finance and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Executive Officers of the Registrant

   The executive officers and directors of PurchasePro.com and their ages as of March 23, 2000 are as follows:

             Name            Age                    Position
             ----            ---                    --------
   Charles E. Johnson, Jr...  39 Chairman and Chief Executive Officer
                                 President, Chief Operating Officer, Secretary
   Christopher P. Carton....  41 and Director
                                 Executive Vice President--Corporate
   James P. Clough..........  49 Development
                                 Executive Vice President, Chief Financial
   Richard St. Peter........  51 Officer and Treasurer
   Michael L. Ford..........  45 Chief Technical Officer
   Jeffrey A. Neppl.........  38 Senior Vice President--Sales
                                 Senior Vice President--Hospitality Purchasing
   Richard T. Moskal........  56 Systems
                                 Senior Vice President--Strategic Development
   Robert G. Layne..........  34 and e-Commerce
                                 Vice President--Finance, Chief Accounting
   Scott H. Miller..........  41 Officer
   John G. Chiles(1)(2).....  47 Director
   David I. Fuente(2).......  54 Director
   J. Terrance Lanni(1)(2)..  57 Director
   Michael D. O'Brien(1)....  43 Director
   Bradley D. Redmon........  37 Director

--------
(1) Member of Audit Committee
(2) Member of Compensation Committee

   Charles E. Johnson, Jr. Mr. Johnson has served as Chairman and Chief Executive Officer of PurchasePro.com since its inception in 1996. In 1996, Mr. Johnson founded and was the chief executive officer of Cart-it & Cabinetry LLC, a company that manufactured casino carts and cabinetry. Mr. Johnson also currently owns several video stores in Cincinnati, Ohio. From 1984 to August 1996, Mr. Johnson was the owner and President of Johnson Safety and Security, a family owned security business located in Lexington, Kentucky.

   Christopher P. Carton. Mr. Carton joined PurchasePro.com as President, Chief Operating Officer and Secretary in November 1996 and was elected to the board of directors of PurchasePro.com in April 1999. Prior to joining PurchasePro.com, Mr. Carton was Chief Operating Officer of Wilmington County Country Club in Wilmington, Delaware from August 1995 to January 1996. From 1987 to August 1995, Mr. Carton was Chief Operating Officer of the Idle Hour Country Club in Lexington, Kentucky. In addition, Mr. Carton has held the position of Chief Operating Officer at both West Lake Country Club and Augusta Country Club in Augusta, Georgia.

   James P. Clough. Mr. Clough joined PurchasePro.com in January 2000 as Executive Vice President--Corporate Development. Mr. Clough had been a corporate securities Partner with Pillsbury Madison & Sutro LLP, a leading national law firm, since December 1992. Mr. Clough specialized in representing start-ups and emerging companies in venture capital, mergers and acquisitions, initial public offerings and follow-on public offerings and strategic relationships. He concentrated on representing Internet and technology companies and the underwriters that work with these companies. He is admitted to practice as an attorney in California, New York and the District of Columbia, and he is a member of the Federal Regulation of Securities Committee of the Business Law Section of the American Bar Association.

   Richard C. St. Peter. Mr. St. Peter has served as Senior Vice President, Chief Financial Officer and Treasurer from July 1999 to October 1999, and as Executive Vice President, Chief Financial Officer and Treasurer since October 1999. Since November 1998, Mr. St. Peter has served as a consultant to Petco Animal Supplies Inc., a retailer of pet supplies. From September 1990 to October 1998, Mr. St. Peter was the Executive Vice President, Administration and Chief Financial Officer of Petco. From 1986 to 1990, Mr. St. Peter was 42 Vice President and Chief Financial Officer at Stor, a furniture retailer. From 1982 to 1986, Mr. St. Peter held various positions at W.R. Grace's Home Centers West, including Vice President and Chief Financial Officer.

   Michael L. Ford. Mr. Ford joined PurchasePro.com as Chief Technology Officer in July 1999. Prior to joining PurchasePro.com, Mr. Ford was the Chief Information Officer of Best Western International from August 1995 through May 1999 where he was responsible for coordinating Best Western's technical businesses initiatives. From 1988 through December 1995, Mr. Ford was a corporate director of Holiday Inn WorldWide.

   Jeffery A. Neppl. Mr. Neppl has served as Vice President--Sales from April 1999 to October 1999, and as Senior Vice President--Sales since October 1999. Prior to joining PurchasePro.com, Mr. Neppl served as Managing Director of Field Sales and Marketing for Coca-Cola USA from August 1998 to April 1999. From July 1996 to August 1998, Mr. Neppl was Vice President of Sales for the Campbell's Soup Company. From 1983 through June 1996, Mr. Neppl was employed by Procter & Gamble where he held a number of positions including National Accounts Managers and Customer Business Development Manager.

   Richard T. Moskal. Mr. Moskal has served as Vice President--Hospitality Purchasing Systems since September 1999 and has served as chief executive officer of our Hospitality Purchasing Systems subsidiary since joining our company in January 1999. From March 1997 to January 1999, Mr. Moskal was the Vice President of Purchasing Management for Promus Hotels and its predecessor Doubletree Hotels Corporation. From 1986 to March 1997, Mr. Moskal served as Vice President--Hotel Operations/Services for Prime Hospitality Corp.

   Robert G. Layne. Mr. Layne has served as Vice President--Strategic Development of PurchasePro.com from April 1999 to October 1999, and as Senior Vice President--Strategic Development and e-Commerce since October 1999. From December 1996 to April 1999, Mr. Layne was PurchasePro.com's National Sales Director. From 1988 to December 1996, Mr. Layne was a Regional Sales Manager with Fisher Scientific, a manufacturer of laboratory supplies, and its predecessor, Curtin Matheson Scientific.

   Scott H. Miller. Mr. Miller has served as Vice President--Finance, Chief Accounting Officer of PurchasePro.com since July 1999. From April 1999 through June 1999, Mr. Miller served as our Chief Financial Officer. From October 1998 through April 1999, Mr. Miller served as our Controller. From September 1997 through September 1998, Mr. Miller was the Chief Financial Officer of Max Riggs Construction Company in Las Vegas, Nevada. From 1984 to September 1997, Mr. Miller held various management positions at Arthur Andersen LLP in Denver and Las Vegas, most recently as senior manager.

   John G. Chiles. Mr. Chiles has served as a member of the board of directors of PurchasePro.com since June 1998. Mr. Chiles has served as a Managing Director in Corporate Finance Department at Jefferies & Company, Inc. since 1993. He is the manager of the firm's Business, Information & Internet Services Group. For the fifteen years prior to joining Jefferies & Company, Mr. Chiles held various positions at Dean Witter Reynolds, including Managing Director and Co-Manager of its Consumer Businesses Group.

   David I. Fuente. Mr. Fuente has served as a member of the board of directors of PurchasePro.com since June 1999. Mr. Fuente has been the Chairman of the Board and Chief Executive Officer of Office Depot, Inc. since December 1987. Mr. Fuente is also a director of Vista Eye Care, Inc. and Ryder System, Inc.

   J. Terrence Lanni. Mr. Lanni has served as a member of the board of directors of PurchasePro.com since June 1999. Mr. Lanni has been the Chairman of MGM Grand, Inc. since July 1995, and Chief Executive Officer of MGM Grand, Inc. since June 1995. He also served as President of MGM Grand, Inc. from June 1995 to July 1995. Prior thereto, he was President and Chief Operating Officer of Caesars World, Inc. from April 1981 to February 1995.

   Michael D. O'Brien. Mr. O'Brien has served as a member of the board of directors of PurchasePro.com since June 1999. Mr. O'Brien has served as the President of ZoomTown.com, a subsidiary of Cincinnati Bell, Inc. since January 1998. From January 1992 through December 1997, Mr. O'Brien served as President of Europe Chiquita Brands, Inc.

   Bradley D. Redmon. Mr. Redmon has served as a member of the board of directors of PurchasePro.com since August 1998. Mr. Redmon is the Chairman of E-MarketPro, LLC, an e-commerce service company Mr. Redmon founded in 1999. Since March 1996, Mr. Redmon has owned and operated three Pretzelmaker franchises, and since January 1992, Mr. Redmon has owned and operated several Blockbuster Video franchises. Mr. Redmon is a cousin of Mr. Johnson.

   Mr. St. Peter, Petco and some of its other officers have been named as defendants in class action lawsuits filed in 1998. The complaints allege the defendants violated various federal securities laws through material misrepresentations and omissions during the class period and seek unspecified monetary damages. The lawsuits are in the discovery stage. Petco and Mr. St. Peter have stated they believe the allegations contained in these lawsuits are without merit and intend to defend themselves vigorously.

ITEM 2: FACILITIES

   Our corporate headquarters are located at 3291 North Buffalo Drive, Suite 2, Las Vegas, Nevada where we lease approximately 20,000 square feet of office space as of December 31, 1999. This facility houses significantly all of our operations, including the executive staff, marketplace operations, customer support and programming and development. We will be leasing an additional 34,000 and 75,000 square feet of office space in the same general area beginning April 1, 2000, and November 1, 2000, respectively. We also maintain sales and office sites in Phoenix, Arizona, Atlanta, Georgia, Dallas, Texas, San Rafael, California, Detroit, Michigan, and Chicago, Illinois.

ITEM 3: LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "PPRO." Our initial public offering of stock was September 14, 1999, at $8.00 per share. The price range per share reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At March 15, 2000, there were approximately 255 stockholders of record and the price per share of our common stock was $137.875.

                                            For the Three Months Ended
                                   ---------------------------------------------
                                   March 31, June 30, September 30, December 31,
                                     1999      1999       1999          1999
                                   --------- -------- ------------- ------------
     Range per share
       High.......................    --       --        $31.83       $175.00
       Low........................    --       --        $14.66       $ 18.33

   The above information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder of record as of December 13, 1999. On September 14, 1999, PurchasePro.com completed the initial public offering of its common stock. The managing underwriters in the offering were Prudential Securities and Jefferies & Company, Inc. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-80165). The Securities and Exchange Commission declared the Registration Statement effective on September 13, 1999. The offering commenced on September 14, 1999, and terminated on September 30, 1999, after we had sold all of the 6,900,000 shares of common stock registered under the Registration Statement (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $8.00 per share for an aggregate initial public offering of $55.2 million. We paid a total of $3.9 million in underwriting discounts and commissions and approximately $5.7 million has been or will be paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of PurchasePro.com or their associates, persons owning 10 percent or more of any class of equity securities of PurchasePro.com or an affiliate of PurchasePro.com. After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to PurchasePro.com from the offering were approximately $49.5 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand our operations, including expansion of our sales infrastructure, marketing, investment in our network technology, and investments in key strategic partners. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

   In November and December 1999, we issued warrants to Sprint and Advanstar, respectively (See "Strategic Relationship" and Note 5, "Common Stock Warrants"). Based in part upon representations of Sprint and Advanstar, the warrants were issued pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933. The warrants were issued in connection with agreements entered into by us with Sprint and Advanstar.

ITEM 6: SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the three years in the period ended December 31, 1999, and the consolidated balance sheet data at December 31, 1999 and 1998, are derived from our audited consolidated financial statements. Activity for the period from October 8, 1996 (inception) to December 30, 1996, consisted of the sales and marketing activities, and general and administrative expenditures which were paid for from owner contributions.

                                         Year Ended December 31,
                             --------------------------------------------------
                                1996         1997         1998         1999
                             -----------  -----------  -----------  -----------
                                (In thousands, except share and per share
                                                amounts)
Statement of Operations
 Data:
Revenues:
  Network access fees......  $       --   $       513  $     1,308  $     4,092
  Advertising..............          --           --           --         1,142
  Other....................          --           162          362          783
                             -----------  -----------  -----------  -----------
    Total revenues.........          --           675        1,670        6,017
                             -----------  -----------  -----------  -----------
Cost of revenues...........          --           214          445          836
                             -----------  -----------  -----------  -----------
Gross profit...............          --           461        1,225        5,181
Operating expenses:
  Sales and marketing
   (exclusive of non-cash
   strategic marketing
   expense)................           22          929        3,121        9,217
  Non-cash strategic
   marketing expense.......          --           250          720       50,925
  Programming and
   development.............           87          802          971        2,366
  General and
   administrative
   (exclusive of non-cash
   stock-based
   compensation)...........           10        1,345        2,896        9,026
  Amortization of stock-
   based compensation......          --           --           --         5,778
                             -----------  -----------  -----------  -----------
    Total operating
     expenses..............          119        3,326        7,708       77,312
                             -----------  -----------  -----------  -----------
Operating loss.............          119       (2,865)      (6,483)     (72,131)
                             -----------  -----------  -----------  -----------
Other income (expense):
  Interest income
   (expense), net..........           (4)        (120)        (317)         469
  Other....................          --           --           --          (279)
                             -----------  -----------  -----------  -----------
    Total other income
     (expense).............           (4)        (120)        (317)         190
                             -----------  -----------  -----------  -----------
Net loss before benefit for
 income taxes..............         (123)      (2,985)      (6,800)     (71,941)
Benefit for income taxes...          --           --           --           --
                             -----------  -----------  -----------  -----------
Net loss...................         (123)      (2,985)      (6,800)     (71,941)
Preferred stock dividends..          --           --          (245)        (511)
Accretion of preferred
 stock to redemption
 value.....................          --           --           (90)        (131)
Value of preferred stock
 beneficial conversion
 feature...................          --           --           --        (9,400)
                             -----------  -----------  -----------  -----------
Net loss applicable to
 common stockholders.......  $      (123) $    (2,985) $    (7,135) $   (81,983)
                             ===========  ===========  ===========  ===========
Loss per share:
  Basic....................  $     (0.01) $     (0.26) $     (0.55) $     (4.88)
                             ===========  ===========  ===========  ===========
  Diluted..................  $     (0.01) $     (0.24) $     (0.52) $     (4.78)
                             ===========  ===========  ===========  ===========
Weighted average shares
 outstanding:
  Basic....................   11,550,000   11,550,000   12,900,000   16,798,784
                             ===========  ===========  ===========  ===========
  Diluted..................   12,389,999   12,389,999   13,739,999   17,136,518
                             ===========  ===========  ===========  ===========

                                        Year Ended December 31,
                         --------------------------------------------------------
                            1996          1997           1998           1999
                         ------------ -------------  -------------  -------------
                          (In thousands, except share and per share amounts)
Balance Sheet Data:
Cash and cash
 equivalents............ $         1  $           8  $       1,690  $      30,356
Working capital
 (deficit)..............         (49)        (1,907)           907         28,439
Total assets............          70            609          2,745         66,477
Notes payable...........         133          2,567          1,545             25
Redeemable convertible
 preferred stock........         --             --           6,339            --
Total stockholders'
 equity (deficit).......        (113)        (2,709)        (5,881)        61,854

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   PurchasePro.com, Inc. is a leading provider of Internet business-to-business electronic commerce services. We develop public and private online business procurement network communities. Our procurement networks provide businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet.

   Our predecessor company was incorporated in October 1996. In January 1998, we incorporated PurchasePro.com, Inc. and acquired all of the assets and assumed all the liabilities of our predecessor. In August 1998, we acquired our subsidiary company, Hospitality Purchasing Systems (HPS). From October 1996 to the commercial release of our service in April 1997, we were primarily engaged in raising capital and developing our procurement network and software infrastructure.

   In April 1997, we released PurchasePro 1.0, enabling our members to transact e-commerce over our procurement network. Our next release in July 1997 provided this capability over the Internet. In September 1998, we released PurchasePro 3.0, our procurement network enabling software. In February 1999, we released PurchasePro 4.0, which allows members the additional capability of building private procurement networks. On December 15, 1999, the Company released a browser-based version, which allows members to access the network directly without the use of software.

   From inception through June 30, 1999, substantially all of our revenues were derived from monthly membership subscription fees for access to our public procurement network. Beginning in 1999, we began to earn revenues from other sources, including transaction fees, license fees and advertising. Generally, our subscription and license fee contracts are entered into on a month-to-month basis. Although we have executed contracts of a longer duration, generally these contracts may be terminated at any time on 30 to 60 days' notice. Some of our agreements with members are verbal and as such may be terminated at any time. In August 1998, HPS began generating transaction fees from group buying services provided to the hospitality industry. In 1999, with the release of version 4.0, we began contracting with larger corporate customers to create customized, private procurement networks. Typically, we charge these companies licensing and maintenance fees for this service. The licensing and maintenance fees are initially deferred and recognized ratably over the period of service. In order to build our subscriber base we have also provided Web site development and hosting services and fees for catalog building services. We also charge our members a fee for processing their subscription payments by invoice.

   In September 1999, we began generating transaction fee revenues from transactions consummated by our members with value added merchandise and service providers. Also, we began generating advertising fees, which we believe will continue to generate both transaction fees and advertising revenues in the future, and that these revenue streams will become a more significant portion of our total revenues. As of December 31, 1999, we believe that there are approximately 20,000 users that have been provided with the capability to access and use our procurement network.

   Since our inception on October 8, 1996, we have incurred significant net losses. From inception through December 31, 1996, we had a net loss of $123,000. For the years ended December 31, 1997, 1998 and 1999, our net losses applicable to common stockholders were $3.0 million, $7.1 million and $82.0 million, respectively. The net loss in the fourth quarter of 1999 included a one-time non-cash charge of $50.1 million related to the issuance of warrants to Sprint Communications Company, a strategic partner. As of December 31, 1999, our accumulated deficit totaled $78.7 million.

Results of Operations

 Comparison of the Years Ended December 31, 1998 and December 31, 1999

   Revenues. Our revenues consist primarily of (1) network access fees for access to our public and private networks, (2) advertising on our networks and
(3) other revenues associated with our networks and our HPS subsidiary, including transaction fees, website development and hosting, and catalog development. Network access fees include subscriptions to our public networks generally paid by vendors. Network access fees also include fees paid by buyer companies for developing, hosting and maintaining private procurement networks, as well as providing customer support. Our net revenues increased from $1.7 million for the year ended December 31, 1998, to $6.0 million for the year ended December 31, 1999. Substantially all of this increase resulted from growth in our membership, new license arrangements to develop and host private procurement networks and advertising revenues. Our network access revenue increased from $1.3 million for the year ended December 31, 1998 to $4.1 million for the year ended December 31, 1999. Advertising revenue increased from $0 to $1.1 million due to contracts with Office Depot, Workflow Management and American Hotel Register. Other revenues increased from $362,000 for the year ended December 31, 1998, to $783,000 for the year ended December 31, 1999, including an increase in HPS revenues from $154,000 to $475,000.

   Cost of Revenues. Our cost of revenues consists primarily of costs for member support and Web site operations, including fees for independent contractors, compensation for our member support and site operations personnel and, to a lesser extent, bank and credit card processing charges. Our cost of revenues increased from $445,000 for the year ended December 31, 1998, to $836,000 for the year ended December 31, 1999. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $357,000 for the year ended December 31, 1998 to $699,000 for the year ended December 31, 1999. We expect that our cost of revenues will increase in absolute dollars, but will remain constant or decrease as a percentage of revenues in future periods, as a result of an anticipated increase in the efficiency of our member service department to provide service to our customers and the decrease in the number of member service calls per member as our members gain experience using the procurement network. Our gross profit increased from $1.2 million for the year ended December 31, 1998 to $5.2 million for the year ended December 31, 1999.

   Sales and Marketing Expenses. Our sales and marketing expenses are comprised primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities, such as advertising, trade show and other promotional activities. Our sales and marketing expenses increased from $3.1 million for the year ended December 31, 1998, to $9.2 million for the year ended December 31, 1999. This increase is primarily attributable to an increase in the size of our sales force. Expenses related to personnel costs of sales and marketing personnel increased from $2.2 million for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. We plan to continue to increase the size of our sales force and to expand our advertising and marketing activities. Travel and related costs increased from $437,000 for the year ended December 31, 1998, to $1.2 million for the year ended December 31, 1999. Costs associated with our marketing activities increased from $362,000 for the year ended December 31, 1998, to $2.0 million for the year ended December 31, 1999.

   During the year ended December 31, 1999, we recognized non-cash charges of $800,000 and $50.1 million related to the issuance of stock options and warrants, respectively, issued to strategic marketing partners. We expect that our sales and marketing expenditures will increase significantly, both in absolute dollars and as a percentage of net revenues, as a result of the anticipated opening of sales offices in new geographic regions, increased marketing efforts and additional sales commissions.

   Programming and Development Expenses. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $971,000 for the year ended December 31, 1998, to $2.4 million for the year ended December 31, 1999. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $851,000 for the year ended December 31, 1998, to $2.0 million for the year ended December 31, 1999. In 1999, we capitalized $396,000 of internal expenses related to programming and development personnel who worked directly on the development of new services on the network or on private network development. These costs are being amortized over a 24-month period. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues as we anticipate continuing to develop and enhance our service offerings.

   General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility costs and communications costs, charges for doubtful accounts and depreciation and amortization. Our general and administrative expenses increased from $2.9 million for the year ended December 31, 1998, to $9.0 million for the year ended December 31, 1999. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $1.3 million for the year ended December 31, 1998, to $2.9 million for the year ended December 31, 1999. Professional fees increased from $222,000 to $1.5 million for the year ended December 31, 1998 and 1999, respectively, due to recruiting fees and legal fees related to items not associated with the initial public offering. Facilities costs increased from $723,000 for the year ended December 31, 1998, to $1.6 million for the year ended December 31, 1999, as the result of our move into our new corporate location and our expansion into new geographic areas throughout late 1998 and early 1999. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $127,000 for the year ended December 31, 1998, as compared to $1.1 million for the year ended December 31, 1999. The increase resulted primarily from the increase in our revenues, and a better knowledge of the estimated bad debt percentage based on our collection experience. We believe that our allowance for doubtful accounts will decrease as a percentage of revenues in future periods as we anticipate implementing more efficient membership credit reviews and as we expect more members will convert to electronic fund transfer or credit card payment methods. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations. Our depreciation increased from $253,000 for the year ended December 31, 1998, to $847,000 for the year ended December 31, 1999. The increase is due to the addition of computer hardware and software used to enhance the capabilities of the network.

   Deferred Stock-Based Compensation. During the year ended December 31, 1999, we recorded aggregate deferred stock compensation of $9.7 million in connection with certain stock options granted to employees as additional paid-in capital. The deferred stock compensation is being amortized over the vesting periods of the related options. For the year ended December 31, 1999, amortization of deferred stock-based compensation totaled $5.8 million.

   Other Income (Expense). Interest income increased from $16,000 to $656,000 for the years ended December 31, 1998 and 1999, respectively. The increase relates to interest earned on initial public offering proceeds that were invested in short-term investments. Our interest expense decreased from $333,000 for the year ended December 31, 1998, to $187,000 for the year ended December 31, 1999. The decrease resulted from the repayment of $2.3 million of notes payable. Interest expense primarily relates to borrowings from our Chairman and Chief Executive Officer in 1997, notes payable outstanding from January 1998 through September 1998, and notes payable outstanding since September 1998 and December 1998. Other expense includes the write-off of debt issuance costs of $279,000 related to $1.5 million of notes payable issued in September 1998 and repaid in June 1999.

 Comparison of the Years Ended December 31, 1997 and December 31, 1998

   Revenues. Revenues increased from $675,000 for 1997 to $1.7 million for 1998. Substantially all of this increase resulted from growth in our membership. For the year ended December 31, 1997, $513,000 of our revenues were from member network access fees and $162,000 were from Web site development and hosting fees, and other fees. For the year ended December 31, 1998, our member network access fees totaled $1.3 million and other revenue totaled $362,000.

   Cost of Revenues. Our cost of revenues increased from $214,000 for the year ended December 31, 1997, to $445,000 for the year ended December 31, 1998. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $159,000 for the year ended December 31, 1997, to $357,000 for the year ended December 31, 1998. Our gross profit increased from $461,000 for 1997 to $1.2 million for 1998.

   Sales and Marketing Expenses. Our sales and marketing expenses increased from $929,000 for 1997 to $3.1 million for 1998. This increase was primarily attributable to expansion of our sales force into several geographic regions throughout the country, plus expanded marketing activities that included attendance at numerous trade shows, advertising campaigns and costs of producing marketing materials. Further, we recognized a non-cash charge of $720,000 related to the issuance of common stock to a stockholder at a price below fair value in connection with services provided by a stockholder. Expenses related to personnel costs of our sales and marketing department increased from $686,000 for the year ended December 31, 1997, to $2.2 million for the year ended December 31, 1998. Travel and related costs increased from $117,000 for the year ended December 31, 1997, to $437,000 for the year ended December 31, 1998. Costs associated with our marketing activities increased from $131,000 for the year ended December 31, 1997, to $362,000 for the year ended December 31, 1998.

   Programming and Development Expenses. Our programming and development expenses increased from $802,000 for 1997 to $971,000 for 1998. The increase is primarily attributable to increased salaries, payroll taxes and employee benefits associated with the development of new versions of our procurement network during 1998.

   General and Administrative Expenses. Our general and administrative expenses increased from $1.3 million for 1997 to $2.9 million for 1998. This increase was primarily attributable to increasing the size of our executive and administrative staffs, legal fees and, to a lesser extent, communication costs and our reserve for doubtful accounts. Expenses related to personnel costs of our general and administrative personnel increased from $695,000 for the year ended December 31, 1997, to $1.3 million for the year ended December 31, 1998. The increase is primarily attributable to the increased size of our executive and administrative staff. Our communications costs increased significantly from $94,000 for the year ended December 31, 1997, to $257,000 for the year ended December 31, 1998, as a result of our expansion into new geographic areas throughout 1998. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $73,000 for the year ended December 31, 1997, as compared to $127,000 for the year ended December 31, 1998. The increase corresponds to the increase in our revenues between years.

   Interest Expense. Our interest expense increased from $120,000 for 1997 to $333,000 for 1998. This increase resulted from the issuance of $2.3 million of notes payable in January 1998 that were repaid in June 1998, $1.5 million of notes payable in September 1998 and $350,000 of notes payable in December 1998.

Liquidity and Capital Resources

   Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the years ended December 31, 1997, 1998 and 1999, we used $1.9 million, $6.0 million and $12.6 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities. For the years ended December 31, 1998 and 1999, our cash used in operating activities included increases in our trade accounts receivable of $323,000 and $2.8 million. The increase is primarily attributable to billings under terms of our license and advertising contracts entered into during the last two quarters ended December 31, 1999, as well as member receivables that reflect our efforts to expand the membership base by allowing for payment terms up to 90 days.

   For the years ended December 31, 1997, 1998 and 1999, we used cash totaling $654,000, $360,000 and $15.6 million, respectively, in our investing activities. The increase in 1999 consisted of $8.6 million for computers and related equipment purchases and $6.1 million for investments in other marketable equity securities.

   Net cash provided by financing activities for the years ended December 31, 1997, 1998 and 1999, was $2.6 million, $8.1 million and $56.9 million, respectively. Since inception, we have financed our operations primarily from the issuance of common stock, proceeds of notes payable, the sale of Series A Preferred Stock and Series B Preferred Stock and the proceeds of our initial public offering. Funds provided by financing activities in 1997 consisted primarily of loans from Charles E. Johnson, Jr., our Chief Executive Officer. Funds provided by financing in 1998 consisted primarily of the issuance of preferred stock of $7.0 million. In addition, we borrowed $2.3 million from various individuals in January and $1.5 million from various individuals, including Mr. Johnson, in September. Mr Johnson also advanced us an additional $637,000. During 1998, we repaid $1.1 million of the loans from Mr. Johnson and the $2.3 million loans. Funds provided by financing activities in 1999 included the completion of our initial public offering, with net proceeds of approximately $50 million after underwriting discounts and commissions and other offering costs, and the issuance of Series B Preferred Stock. Funds used in financing activities related to the repayment of the September 1998 Notes.

   As of December 31, 1999, our principal source of liquidity was approximately $30 million of cash and cash equivalents. As of December 31, 1999, we had material commitments for capital expenditures of $17.4 million for leasehold improvements, network enhancements, and computer equipment. We have also entered into several non-cancelable lease commitments that will require payments of approximately $6.1 million over the next five years.

   In February 2000, we completed a public offering of 3,000,000 shares of common stock for $80 per share. We sold 2,000,000 of the shares, with the remaining 1,000,000 shares being sold by some of our stockholders. Net proceeds to us from the secondary offering were $151.7 million.

   We believe that we have sufficient cash and cash equivalents, including the proceeds from this offering, to fund our operating and investing activities for at least the next 18 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137, which defers the effective date of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We currently do not engage in, nor do we expect to engage in, derivative or hedging activities, and, therefore, we do not believe that SFAS No. 133 will have a material impact on our results of operations or financial position.

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes the SEC's views in applying generally acccepted accounting principles to revenue recognition in financial statements. We believe that we have followed the guidelines set forth in SAB No. 101 as it relates to revenue recognition in our financial statements.

ITEM 7A: FACTORS THAT MAY AFFECT RESULTS

   You should carefully consider the following risk factors, before purchasing shares of common stock of PurchasePro.com. Each of these risk factors could adversely affect our business, financial condition and results of operations as well as adversely affect the value of an investment in our common stock.

   Risks Related to Our Business

We are an early stage company. Our limited operating history makes it difficult to evaluate our future prospects.

   We only began offering access to our procurement network in April 1997. We have entered into the majority of our contracts and significant relationships only within the last 15 months. Our extremely limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

   We have never been profitable and expect to continue to incur operating losses on both a quarterly and annual basis for at least the foreseeable future. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996. As of December 31, 1999, we had an accumulated deficit of $78.7 million. For a detailed discussion of our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." We expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues for profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed. We may need to raise additional operating capital if our business does not show a profit within the next 18 months.

The revenue and profit potential of our business model is unproven. Our success is dependent on our ability to expand our membership base and expand into new markets and industries.

   Our business model is to generate revenues from the development of both public and private procurement networks for business-to-business e-commerce. Our business model is new and our ability to generate revenue or profits is unproven. We have initially focused on the hospitality industry and our success is dependent on our ability to expand our membership base within the hospitality industry. Our success is also dependent on our ability to expand into new markets and industries. We cannot assure you that we will be successful.

We depend on sales and marketing strategic relationships for growth. These relationships may not contribute to increased use of our services, help us add new members, or increase our revenue. We may not be able to enter into new relationships or maintain our existing relationships.

   We have used and plan to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. These arrangements may not generate any new members or increase revenues and may not achieve the anticipated member or revenue growth. We may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. As an example, in September 1999 we announced our intent to form a strategic alliance with Ariba, Inc. We no longer intend to form a strategic alliance with Ariba, Inc. In addition, we may not be able to recover our costs and expenses associated with these efforts which could severely harm our business.

A number of statements in our press releases and interviews are based on internal estimates and projections that may not be achieved by us, our partners or our customers.

   From time to time, we issue press releases and give press interviews concerning our products, business and strategic relationships. Some of our press releases and interviews contained statements about the potential revenue that may be achieved as a result of these strategic relationships, including our recently announced relationship with Sprint. These statements were based on our internal estimates and projections.

   In the press release we issued on December 3, 1999, announcing that we had entered into a strategic e-commerce marketing agreement with Sprint, Charles E. Johnson, Jr., our Chairman and Chief Executive Officer, was quoted as saying:
"Although there is no guarantee, we anticipate generating up to $40 million dollars in net annualized recurring revenue with this agreement. For PurchasePro.com, this represents new incremental business derived from the Sprint marketplace over a twelve month period." Management's internally prepared projections forecast $10 million in quarterly revenue derived from the Sprint agreement being realized during the second quarter of 2001. The $10 million quarterly rate would be equivalent to a $40 million annualized rate. The projections we used were based upon assumed penetration rates in reaching Sprint's customers. These statements are forward-looking statements subject to risks and uncertainties, including the risk that the full revenue target may not be achieved. Delays or difficulties could be encountered in achieving the assumed penetration rates and in reaching the revenue forecasted. In addition, while we have reached agreement on the basic elements of the marketing agreement between Sprint and us, we must reach agreement with Sprint on all material terms in order for our relationship to go forward. Delays or difficulties may be experienced in reaching agreement and we may never reach the full revenue target. You should only consider this forward-looking statement after carefully evaluating these factors and all the other information in this prospectus, including the risks described in this section and throughout this prospectus.

   In addition, in an article published by The Street.com on December 3, 1999, Mr. Johnson was quoted as saying he expects a "significant leap" in non-hospitality transaction fees in the quarter ended December 31, 1999. While we believe the percentage increase in our non-hospitality transaction fees in the quarter ended December 31, 1999, was significant, the amount of non-hospitality transaction fees was not a material component of our revenues for that quarter. These statements about our expected levels of transaction fee revenues are forward-looking statements that are subject to risks and uncertainties, including the risks described in this section and throughout this prospectus. Actual results could differ materially.

   In March 2000, the Company released a projection of fiscal year 2000 first quarter results. These projections were based on our internal estimates and are subject to uncertainties. Actual results could differ from those projections.

   At the time of those press releases and interviews, we believed the statements regarding the potential revenue that may be achieved from these relationships, including our relationship with Sprint, to be reasonable based upon these estimates. These estimates are subject to substantial uncertainties. As a result, actual results could vary significantly from the projected results contained in our press releases and interviews. In addition, many of the risks described elsewhere in this risk factors section apply to these statements.

We have historically received substantially all of our revenue from companies serving the hospitality industry. A serious downturn in the hospitality industry could adversely affect us.

   Our dependence on members associated with the hospitality industry makes us vulnerable to downturns in this industry. Such a downturn could lead our members associated with this industry to reduce their level of activity on our procurement network and cause some to cancel their membership.

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

   In addition, our members and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business. Our competitors vary in size and in the scope and breadth of the services they offer. In addition to competition from several e-commerce trade communities, we primarily encounter competition from enterprise software purchasing systems providers such as Ariba and Commerce One. We may also encounter competition from enterprise software developers such as Peoplesoft, Oracle and SAP.

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

We will need to improve and implement new systems, procedures and controls in order to effectively manage our growth and expansion.

   Continued implementation of our business plan requires an effective planning and management process. Our business will suffer dramatically if we do not effectively manage our growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We have grown from eight employees in January 1997 to 351 employees as of December 31, 1999. In addition, we plan to continue to add to our sales and marketing, customer support and product development personnel. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

We may pursue the acquisition of new and complementary business, products and technologies to grow our business. Unsuccessful acquisitions could harm our operating results, business and growth.

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

   Our sales cycle for large corporate accounts typically takes six to nine months to complete and varies from contract to contract, but has taken up to 18 months for some contracts. A large number of our members are introduced to our procurement networks through such accounts. Our lengthy sales cycle for large corporate accounts could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer and the level of competition that we encounter in our selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In some cases, we provide access to our procurement networks on a trial basis for customer evaluation, which can again prolong the sales process. Our sales cycle can be further extended for product sales made through third parties.

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

  . variations in the dollar volume of transactions effected through our procurement networks;

  . intense and increased competition;

  . our ability to control costs;

  . introductions of new services or enhancements, or changes in pricing policies, by us and our competitors; and

  . reliable continuity of service and procurement network availability.

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

Some smaller and medium sized businesses that supply larger organizations have been reluctant to join or continue as a member of our procurement networks. Our failure to attract and retain a large number of members would severely harm our business.

   Our public procurement network operates as an open bidding process allowing buyers to instantaneously compare the prices of suppliers. In some instances, suppliers have been reluctant to join or continue as a member of our procurement networks and participate in an open bidding process because of the increased competition and comparisons this environment creates. We must add and retain a substantial number of smaller to medium sized businesses as members. Our ability to attract and retain members will depend in part on the continued willingness of our large organization members who buy from them to support us in our recruiting and retention efforts. A significant number of our members using an older version of our software allowed their procurement network memberships to lapse at the end of 1998.

Our revenue is derived from providing procurement network access to members under short-term, pilot and verbal agreements. The cancellation or non-renewal of these agreements would adversely affect us.

   We have generated substantially all of our revenues through member subscription and license fees for access to our procurement networks. A failure of our members to continuously renew their contracts, or a high rate of termination, would significantly reduce our revenues. For the year ended December 31, 1999, approximately 46% of our revenues were comprised of member network access fees. Generally, our subscription and license fee contracts are entered into on a month-to-month basis. Although we have executed contracts of a longer duration, generally these longer contracts may be terminated on short-term notice. Some of our agreements with members are verbal and may be terminated at any time. Moreover, several of our significant member agreements are pilot programs. We have expended significant financial and personnel resources and have expanded our operations on the assumption that these will be long-term contracts. If these become contracts of short-term duration because of an early termination or non-renewal by the member, we may be unable to recover the costs we incurred and our business could suffer dramatically.

Our success depends on our ability to continuously enhance our services.

   Our future success will depend on our ability to enhance our procurement network software, and to continue to develop and introduce new services that keep pace with competitive introductions and technological developments, satisfy diverse and evolving member requirements, and otherwise achieve market acceptance. Any failure by us to anticipate or respond adequately to changes in technology and member preferences, or any significant delays in our development efforts, could make our services unmarketable or obsolete. We may not be successful in developing and marketing quickly and effectively future versions or upgrades of our procurement network software and browser system, or offer new services that respond to technological advances or new market requirements.

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

   Our agreements with some of our sales and marketing partners may not have been the result of arm's-length negotiations. To the extent our agreements with our affiliates, such as E-MarketPro, were not negotiated at arm's-length, they may contain terms and conditions less favorable to us than we could have obtained from unaffiliated third parties. Any future agreements or relationships with affiliates may not necessarily result from arm's-length negotiations and may not be on terms that are most favorable to us, which could severely harm our business or limit our revenue growth.

If we expand our international sales and marketing activities, our business will be exposed to the numerous risks associated with international operations.

   We intend to have operations in a number of international markets. To date, we have limited experience in developing localized versions of our procurement network enabling software and in marketing, selling and distributing our solutions internationally.

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

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  . tarriffs, export controls and other trade barriers.

Our articles of incorporation and bylaws and Nevada law contain provisions which could delay or prevent a change in control and could also limit the market price of your stock.

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

   In addition, we are seeking approval from our stockholders to increase the amount of our authorized capital stock, which could then be used to prevent a change in control.

   Further, certain provisions of Nevada law make it more difficult for a third party to acquire us. Some of these provisions:

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

   The use of the Internet for retrieving, sharing and transferring information among businesses, buyers, suppliers and partners has only recently begun to develop. If the Internet is not able to accommodate growth in e-commerce, our business would suffer. The recent growth in the use of the Internet has caused frequent periods of performance degradation. Our ability to sustain and improve our services is limited, in part, by the speed and reliability of the procurement networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion.

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

  . businesses may not be able to implement e-commerce applications on these procurement networks;

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

   Even if the Internet is widely adopted as a means of commerce, the adoption of our procurement network for procurement, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solution.

Security risks of electronic commerce may deter use of our products and services.

   A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public procurement networks. If members are not confident in the security of e-commerce, they may not effect transactions on our procurement networks or renew their memberships which would severely harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our procurement networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential member information, place false orders or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general could adversely affect our business.

Failure to maintain accurate databases could seriously harm our business and reputation.

   We update and maintain extensive databases of the products, services and procurement network transactions for our members. Our computer systems and databases must allow for expansion as a member's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems which could cause a disruption in our service and our ability to provide accurate information to our members. These problems may result in a loss of members which could severely harm our business. Some of our customer contracts provide for service level guarantees for the accuracy of data. Our failure to satisfy these service level guarantees could result in liability or termination of the contract and a loss of business, and our business and our reputation would suffer.

We may not be able to accurately predict the rate of increase in the usage of our procurement network, which may affect our timing and ability to expand and upgrade our systems.

   Traffic in our procurement networks has increased to the point where we must expand and upgrade some of our transaction processing systems and procurement network hardware and software. We may not be able to accurately predict the rate of increase in the usage of our procurement network. This may affect our timing and ability to expand and upgrade our systems and procurement network hardware and software capabilities to accommodate increased use of our procurement network. If we do not upgrade our systems and procurement network hardware and software appropriately, we may experience downgraded service which could damage our business reputation, relationship with members and our operating results.

If we encounter system failure, service to our customers could be delayed or interrupted. Service delays or interruptions could severely harm our business and result in a loss of customers.

   Our ability to successfully maintain an e-commerce marketplace and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and procurement network systems. Any interruptions could severely harm our business and result in a loss of customers. Our computer and communications systems are located in Las Vegas, Nevada. Although we periodically back up our databases to tapes and store the backup tapes offsite, we do not maintain a redundant site. Our systems and operations are vulnerable to damage or interruption from human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. Although we have taken steps to prevent a system failure, we cannot assure you that our measures will be successful and that we will not experience system failures in the future. Moreover, we have experienced delays and interruptions in our telephone and Internet access which have prevented members from accessing our procurement networks and customer service department. Furthermore, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure. The occurrence of any system failure or similar event could harm our business dramatically. In addition, we may move to third-party hosting of our servers. We cannot assure you that this transition, if undertaken, would be effected without interruptions. Further, any such third-party host could be subject to the same risks of system failure as our current site.

Our services depend on complex software. Unknown defects in this software could result in service and development delays.

   Our procurement network services depend on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could severely harm our business. In the past, we have missed internal software development and enhancement deadlines. Some of our contracts contain software enhancement and development milestones. If we are unable to meet these milestones, whether or not the failure is attributable to us or a third party, we may be in breach of our contractual obligations. Such a breach could damage our reputation, lead to termination of the contract, and adversely affect our business.

Governmental regulation and legal uncertainties could impair the growth of the Internet and decrease demand for our services and increase our cost of doing business.

   The laws governing Internet transactions remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet could increase our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection and taxation apply to the Internet.

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

The inability to acquire or maintain effective Web domain names could create confusion and direct traffic away from our procurement networks.

   We currently hold various Internet Web addresses relating to our procurement network. If we are not able to prevent third parties from acquiring Web addresses that are similar to our addresses third parties could acquire similar domain names which could create confusion that diverts traffic to other websites away from our procurement networks thereby adversely affecting our business. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. The regulation of Web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting proprietary rights is unclear.

We may be subject to legal liability for communication on our procurement network.

   We may be subject to legal claims relating to the content in our procurement network, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Even if we are ultimately successful in our defense of these claims, any such litigation is costly and these claims could harm our reputation and our business.

We may be harmed by delayed Year 2000 problems.

   Although the date is now past January 1, 2000, and we have not experienced immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PurchasePro.com, Inc.:

   We have audited the accompanying consolidated balance sheets of PurchasePro.com, Inc. (a Nevada corporation) and subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PurchasePro.com, Inc. and subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Las Vegas, Nevada
March 29, 2000

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                             1998      1999
                                                           --------- ---------
                                                             (In thousands,
                                                            except share and
                                                           per share amounts)
                          ASSETS

Current assets:
  Cash and cash equivalents............................... $  1,690  $  30,356
  Trade accounts receivable, net of allowance for doubtful
   accounts of $200 and $594, respectively................      215      1,950
  Other receivables.......................................       99        205
  Prepaid expenses and other..............................       20        551
                                                           --------  ---------
    Total current assets..................................    2,024     33,062
Property and equipment:
  Computer equipment and software.........................      715      8,585
  Communication equipment.................................       65         65
  Furniture and fixtures..................................      155        890
  Leasehold improvements..................................       44         58
                                                           --------  ---------
                                                                979      9,598
  Less--accumulated depreciation..........................     (415)    (1,262)
                                                           --------  ---------
    Net property and equipment............................      564      8,336
Other assets:
  Marketable securities...................................      --      12,587
  Editorial content rights................................      --      10,747
  Other...................................................      157      1,745
                                                           --------  ---------
    Total other assets, net...............................      157     25,079
                                                           --------  ---------
    Total assets.......................................... $  2,745  $  66,477
                                                           ========  =========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
                                                               (In thousands,
                                                              except share and
                                                                 per share
                                                                  amounts)
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable........................................... $    99  $  2,847
  Accrued salaries and benefits..............................     208       757
  Deferred revenues..........................................     165       250
  Notes payable, current portion.............................     375        25
  Other current liabilities..................................     270       744
                                                              -------  --------
    Total current liabilities................................   1,117     4,623

Notes payable, net of current portion........................   1,170       --

Commitments and contingencies (Note 4)

Redeemable convertible preferred stock:
  Preferred stock, Series A: $0.001 par value; 8%
   convertible; $1.67 liquidation preference; 0 and 3,150,000 shares authorized, issued and outstanding, mandatorily
   converted to common stock in September 1999...............   4,339       --
  Preferred stock, Series B: $0.001 par value; 8%
   convertible; $2.33 liquidation preference; 4,950,000
   shares authorized; 0 and 0, issued and outstanding,
   mandatorily converted to common stock in September 1999...   2,000       --

Stockholders' equity (deficit):
  Common stock: $0.01 par value; 40,000,000 shares
   authorized; 11,400,000 and 28,183,680 shares issued and
   outstanding, respectively.................................     114       282
  Additional paid-in capital.................................     805   137,770
  Deferred stock-based compensation..........................     --     (3,941)
  Accumulated deficit........................................  (6,800)  (78,741)
  Accumulated other comprehensive income.....................     --      6,484
                                                              -------  --------
    Total stockholders' equity (deficit).....................  (5,881)   61,854
                                                              -------  --------
      Total liabilities and stockholders' equity (deficit)... $ 2,745  $ 66,477
                                                              =======  ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                         -------------------------------------
                                            1997         1998         1999
                                         -----------  -----------  -----------
                                         (In thousands, except share and per
                                                   share amounts)
Revenues:
  Network access fees................... $       513  $     1,308  $     4,092
  Advertising...........................         --           --         1,142
  Other.................................         162          362          783
                                         -----------  -----------  -----------
    Total revenues......................         675        1,670        6,017
                                         -----------  -----------  -----------
Cost of revenues........................         214          445          836
                                         -----------  -----------  -----------
Gross profit............................         461        1,225        5,181
Operating expenses:
  Sales and marketing (exclusive of non-
   cash strategic marketing expense)....         929        3,121        9,217
  Non-cash strategic marketing expense..         250          720       50,925
  Programming and development...........         802          971        2,366
  General and administrative (exclusive
   of non-cash stock-based
   compensation)........................       1,345        2,896        9,026
  Amortization of stock-based
   compensation.........................         --           --         5,778
                                         -----------  -----------  -----------
    Total operating expenses............       3,326        7,708       77,312
                                         -----------  -----------  -----------
Operating loss..........................      (2,865)      (6,483)     (72,131)
Other income (expense):
  Interest income (expense), net........        (120)        (317)         469
  Other.................................         --           --          (279)
                                         -----------  -----------  -----------
    Total other income (expense)........        (120)        (317)         190
                                         -----------  -----------  -----------
Net loss before benefit for income
 taxes..................................      (2,985)      (6,800)     (71,941)
Benefit for income taxes................         --           --           --
                                         -----------  -----------  -----------
Net loss................................      (2,985)      (6,800)     (71,941)
Preferred stock dividends...............         --          (245)        (511)
Accretion of preferred stock to
 redemption value.......................         --           (90)        (131)
Value of preferred stock beneficial
 conversion feature.....................         --           --        (9,400)
                                         -----------  -----------  -----------
Net loss applicable to common
 stockholders........................... $    (2,985) $    (7,135) $   (81,983)
                                         ===========  ===========  ===========
Loss per share:
  Basic................................. $     (0.26) $     (0.55) $     (4.88)
                                         ===========  ===========  ===========
  Diluted............................... $     (0.24) $     (0.52) $     (4.78)
                                         ===========  ===========  ===========
Weighted average shares outstanding:
  Basic.................................  11,550,000   12,900,000   16,798,784
                                         ===========  ===========  ===========
  Diluted...............................  12,389,999   13,739,999   17,136,518
                                         ===========  ===========  ===========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
              (In thousands, except share and per share amounts)

                    Redeemable Convertible Preferred Stock
                    -----------------------------------------
                         Series A             Series B
                    -------------------  --------------------
                      Shares    Amount     Shares     Amount
                    ----------  -------  ----------  --------
Balance,
December 31,
1996............           --   $   --          --   $    --
Contribution
from
stockholder.....           --       --          --        --
Services donated
by stockholder..           --       --          --        --
Net loss........           --       --          --        --
                    ----------  -------  ----------  --------
Balance,
December 31,
1997............           --       --          --        --
Effect of
recapitalization..         --       --          --        --
Issuance of
common stock....           --       --          --        --
Redemption and
retirement of
common stock....           --       --          --        --
Contribution by
principal
stockholder.....           --       --          --        --
Charge for
services........           --       --          --        --
Issuance of
Series A
preferred stock,
net of issuance
costs and value
of warrants
issued..........     3,150,000    4,004         --        --
Issuance of
warrants to
holders of notes
payable.........           --       --          --        --
Issuance of
Series B
preferred stock
pursuant to
subscription
agreements......           --       --          --      2,000
Preferred stock
dividends.......           --       245         --        --
Accretion of
preferred stock
to redemption
value...........           --        90         --        --
Net loss........           --       --          --        --
                    ----------  -------  ----------  --------
Balance,
December 31,
1998............     3,150,000    4,339         --      2,000
Issuance of
common stock,
net of offering
costs...........           --       --          --        --
Issuance of
common stock to
Series A
stockholders....           --       --          --        --
Issuance of
Series B
preferred stock,
net of issuance
costs...........           --       --    4,950,000       --
Mandatory
conversion of
Series A and
Series B
preferred stock
to shares of
common stock....    (3,150,000)  (4,743) (4,950,000)  (11,638)
Issuance of
warrants to
strategic
marketing
partners........           --       --          --        --
Strategic
partner stock
option grant....           --       --          --        --
Exercise of
warrants........           --       --          --        --
Exercise of
options.........           --       --          --        --
Deferred stock-
based
compensation....           --       --          --        --
Amortization of
deferred stock-
based
compensation....
Preferred stock
dividends.......           --       280         --        231
Accretion of
preferred stock
to redemption
value...........           --       124         --          7
Value of
preferred stock
beneficial
conversion
feature.........           --       --          --      9,400
Net loss........           --       --          --        --
Unrealized gain
on marketable
securities......           --       --          --        --
                    ----------  -------  ----------  --------
Balance December
31, 1999........           --   $   --          --   $    --
                    ==========  =======  ==========  ========
                                           Stockholders' Equity (Deficit)
                    ------------------------------------------------------------------------------
                                                                            Accumulated
                      Common Stock     Additional   Deferred                   Other
                    ------------------  Paid-in   Stock-Based  Accumulated Comprehensive
                      Shares    Amount  Capital   Compensation   Deficit      Income      Total
                    ----------- ------ ---------- ------------ ----------- ------------- ---------
Balance,
December 31,
1996............    11,550,000   $116   $   (106)   $    --     $   (123)     $  --      $   (113)
Contribution
from
stockholder.....           --     --         139         --          --          --           139
Services donated
by stockholder..           --     --         250         --          --          --           250
Net loss........           --     --          --         --       (2,985)        --        (2,985)
                    ----------- ------ ---------- ------------ ----------- ------------- ---------
Balance,
December 31,
1997............    11,550,000    116        283         --       (3,108)        --        (2,709)
Effect of
recapitalization..         --     --      (3,108)        --        3,108         --           --
Issuance of
common stock....     3,450,000     34         33         --          --          --            67
Redemption and
retirement of
common stock....    (3,600,000)   (36)        36         --          --          --           --
Contribution by
principal
stockholder.....           --     --       1,782         --          --          --         1,782
Charge for
services........           --     --         720         --          --          --           720
Issuance of
Series A
preferred stock,
net of issuance
costs and value
of warrants
issued..........           --     --         996         --          --          --           996
Issuance of
warrants to
holders of notes
payable.........           --     --         398         --          --          --           398
Issuance of
Series B
preferred stock
pursuant to
subscription
agreements......           --     --         --          --          --          --           --
Preferred stock
dividends.......           --     --        (245)        --          --          --          (245)
Accretion of
preferred stock
to redemption
value...........           --     --         (90)        --          --          --           (90)
Net loss........           --     --         --          --       (6,800)        --        (6,800)
                    ----------- ------ ---------- ------------ ----------- ------------- ---------
Balance,
December 31,
1998............    11,400,000    114        805         --       (6,800)        --        (5,881)
Issuance of
common stock,
net of offering
costs...........     6,900,000     69     49,445         --          --          --        49,514
Issuance of
common stock to
Series A
stockholders....       675,000      7         (7)        --          --          --           --
Issuance of
Series B
preferred stock,
net of issuance
costs...........           --     --       9,400         --          --          --         9,400
Mandatory
conversion of
Series A and
Series B
preferred stock
to shares of
common stock....     8,100,000     81     16,300         --          --          --        16,381
Issuance of
warrants to
strategic
marketing
partners........           --     --      60,872         --          --          --        60,872
Strategic
partner stock
option grant....           --     --         800         --          --          --           800
Exercise of
warrants........       839,999      8         (2)        --          --          --             6
Exercise of
options.........       268,681      3        480         --          --          --           483
Deferred stock-
based
compensation....           --     --       9,719      (9,719)        --          --           --
Amortization of
deferred stock-
based
compensation....                  --         --        5,778                                5,778
Preferred stock
dividends.......           --     --        (511)        --          --          --          (511)
Accretion of
preferred stock
to redemption
value...........           --     --        (131)        --          --          --          (131)
Value of
preferred stock
beneficial
conversion
feature.........           --     --      (9,400)        --          --          --        (9,400)
Net loss........           --     --         --          --      (71,941)        --       (71,941)
Unrealized gain
on marketable
securities......           --     --         --          --          --        6,484        6,484
                    ----------- ------ ---------- ------------ ----------- ------------- ---------
Balance December
31, 1999........    28,183,680   $282   $137,770    $ (3,941)   $(78,741)     $6,484     $ 61,854
                    =========== ====== ========== ============ =========== ============= =========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
                                                         (In Thousands)
Cash flows from operating activities:
  Net loss......................................... $(2,985) $(6,800) $(71,941)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation...................................     159      253       847
    Amortization of stock-based compensation.......     --       --      5,778
    Imputed interest...............................     --        67       --
    Amortization of debt discount..................     --        43       356
    Provision for doubtful accounts................      73      127     1,078
    Non-cash strategic marketing expense...........     250      720    50,925
    (Increase) decrease in:
      Trade accounts receivable....................     (91)    (323)   (2,813)
      Other receivables............................     (18)     (81)     (105)
      Prepaid expenses and other...................     --       (20)     (531)
    Increase (decrease) in:
      Accounts payable.............................     141     (201)    2,748
      Accrued liabilities..........................     513       74     1,023
      Deferred revenues............................      46      118        85
                                                    -------  -------  --------
        Net cash used in operating activities......  (1,912)  (6,023)  (12,550)
                                                    -------  -------  --------
Cash flows from investing activities:
  Purchase of property and equipment...............    (649)    (257)   (8,619)
  Purchase of marketable securities................     --       --     (6,104)
  Other assets.....................................      (5)    (103)     (914)
                                                    -------  -------  --------
        Net cash used in investing activities......    (654)    (360)  (15,637)
                                                    -------  -------  --------
Cash flows from financing activities:
  Proceeds from notes payable and advances.........   2,434    4,427       200
  Repayment of notes payable and advances..........     --    (3,362)   (1,375)
  Issuance of common stock, net....................     --       --     50,002
  Issuance of preferred stock and warrants, net....     --     7,000     8,026
  Contribution from stockholder....................     139      --        --
                                                    -------  -------  --------
        Net cash provided by financing activities..   2,573    8,065    56,853
                                                    -------  -------  --------
Increase in cash and cash equivalents..............       7    1,682    28,666
Cash and cash equivalents:
  Beginning of period..............................       1        8     1,690
                                                    -------  -------  --------
  End of period.................................... $     8  $ 1,690  $ 30,356
                                                    =======  =======  ========
Non-cash investing and financing activities:
  Other assets acquired with note payable.......... $   --   $    50  $    --
                                                    =======  =======  ========
  Other assets acquired with preferred stock....... $   --   $   --   $    674
                                                    =======  =======  ========
  Conversion of notes payable to equity............ $   --   $ 1,782  $    700
                                                    =======  =======  ========
  Conversion of preferred stock to common stock.... $   --   $   --   $ 16,381
                                                    =======  =======  ========
  Value of warrants issued for editorial content
   rights.......................................... $   --   $   --   $ 10,747
                                                    =======  =======  ========
Cash paid for:
  Interest......................................... $    97  $   166  $    124
                                                    =======  =======  ========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

(1) The Company

 Organization

   Purchase Pro, Inc., a Nevada corporation, was incorporated on October 8, 1996, as an S corporation for federal income tax purposes. On January 12, 1998, PP International, Inc. was incorporated in Nevada as a C corporation for federal income tax purposes. On January 15, 1998, PP International, Inc. changed its name to Purchase Pro International, Inc., and on June 1, 1999, changed its name to PurchasePro.com, Inc. (the "Company"). The Company initially authorized the issuance of 20,000,000 shares, $0.01 par value stock. On January 12, 1998, the Company issued 11,550,000 shares of common stock to the three stockholders of Purchase Pro, Inc. The Company's principal and controlling stockholder was the controlling stockholder of Purchase Pro, Inc. On January 15, 1998, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Purchase Pro, Inc. The purchase has been accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests. Accordingly, the financial position and results of operations of the Company and Purchase Pro, Inc. have been included in the accompanying consolidated financial statements. In August 1998, the Company formed its wholly owned subsidiary, Hospitality Purchasing Systems, Inc., ("HPS"), a Nevada corporation.

 Nature of Business

   The Company is a provider of Internet business-to-business electronic commerce services. The Company's e-commerce solution is comprised of public and private communities called "procurement networks" where businesses can buy and sell a wide range of products and services over the Internet in an efficient, competitive and cost-effective manner. Subscribers to the Company's procurement networks need only an Internet connection, a Web browser and a PurchasePro.com membership in order to participate in interactive buying and selling communities. The procurement networks are customizable and scalable, utilizing an open-architecture platform that can be integrated with members' existing enterprise resource planning and accounting systems. The Company's solution leverages the growth, pervasiveness, low costs and community building nature of the Internet as a basis for e-commerce for the broad business-to-business market.

   The Company began testing the first working model of its primary product in early 1997 and began selling network access in April 1997. Until that time, the Company was considered a development-stage enterprise.

   From October 1996 to the commercial release of the service in April 1997, the Company primarily engaged in raising capital and recruiting employees to develop the procurement network software and network infrastructure. In April 1997, the Company released version 1.0 of its software, enabling members to transact e-commerce over its network and in late 1997, members were provided network connectivity over the Internet. In September 1998, the Company released version 3.0 that provides members access to procurement network enabling software and in February 1999, the Company released version 4.0, which allows members the additional capability of building private procurement networks. In December 1999, the Company released a browser-based version which allows members to access the network directly without the use of software.

   In May 1999, the Company acquired substantially all of the assets of a software development company for $215,000, consisting of $75,000 cash and 60,000 shares of Series B preferred stock valued at $2.33 per share. The Company has developed programs for the architectural, engineering and construction industry that provide an extension of the Company's e-commerce services into that industry. The Company entered into five-year non-compete agreements with these individuals in exchange for 165,000 shares of Series B preferred stock (see Note 5).

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

   From inception through June 30, 1999, substantially all of the Company's revenues have come from monthly membership subscription fees for access to the public procurement network. Subscription contracts can be cancelled by either party on as little as 30 days notice. The Company also provides Web site hosting services and ISP connectivity services for a fee and charges members a fee for processing their payments by invoice. In August 1998, HPS began generating transaction fees from group buying services provided to the hospitality industry. In 1999, the Company began generating fees from contracts with larger corporate customers to create customized, private procurement networks and transaction fees from members. The Company considers its operations to be part of one operating segment.

   HPS' principal operation is negotiating contracts on behalf of independent hotels and hotel management companies for which it receives fees and rebates. In August 1998, HPS acquired the rights to certain contracts previously managed by General Network Management Services, Inc. for $100,000 in the form of $50,000 cash and a $50,000 note payable.

   The Company is subject to risks common to rapidly growing, technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on principal products, new product development, new product introductions and other activities of competitors, and a limited operating history.

(2) Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

 Reclassifications

   Certain reclassifications have been made to prior period financial statements to conform to the 1999 presentations, which have no effect on previously reported net income.

 Management's Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and are denominated in U.S. dollars. Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. As a result, the majority of accounts receivable are collected upon processing of those transactions. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. During the years ended December 31, 1997, 1998 and 1999, no customers accounted for more than 10% of net revenues. As of December 31, 1998, no customers accounted for more than 10% of net accounts receivable. As of December 31, 1999, one customer accounted for 26% of net accounts receivable.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

 Fair Value of Financial Instruments

   The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Marketable securities that have readily determinable fair values are carried at fair value.

 Cash and Cash Equivalents

   Cash equivalents consist of investments in bank certificates of deposit and other interest bearing instruments with initial maturities of three months or less. Such investments are carried at cost which approximates fair value.

 Property and Equipment

   Property and equipment is stated at cost, including costs of software purchased from third parties. Costs incurred for additions, improvements and betterments are capitalized as incurred. Costs for maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation and amortization are computed using the straight-line method over the following estimated service lives of the related assets:

       Computer equipment and software.................................. 3 years
       Communication equipment.......................................... 3 years
       Furniture and fixtures........................................... 5 years
       Leasehold improvements........................................... 3 years

 Revenue Recognition

   The Company earns revenue from several sources. The nature and revenue recognition policy for each major source of revenue follows:

   Public Procurement Network Access Fees: Public procurement network fees consist of subscription fees and transaction fees. Through December 31, 1999, primarily all fees from the Company's public procurement network have been subscription fees. Subscription fees are recorded, net of discounts, ratably over the subscription period and deferred revenues are recognized for amounts received before services are provided. The Company does not charge initial sign-up fees to new subscribers. Transaction fees are recognized in the period the transaction takes place.

   During the year ended December 31, 1999, the Company exchanged subscriptions on its public procurement network for services and advertising, consisting of development of customized websites and designation as a preferred provider of procurement services for another web site. Revenues were recorded at the fair value of subscriptions given, with corresponding amounts recorded for expenses. Such revenue represented 7% of total revenues for the year ended December 31, 1999.

   Private Procurement Network Access Fees: The Company develops and administers private procurement networks for some customers. Fees are generally charged for development, hosting, maintenance, and customer support. Up-front fees for private procurement network development are generally deferred and recognized ratably over the hosting term. Maintenance, hosting and other services are recognized ratably over the hosting term. Deferred revenues are recognized for amounts received in excess of recorded revenue. Unbilled revenue of $0 and $525,000 was recognized at December 31, 1998 and 1999, respectively, on amounts earned but not

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
yet billed and are included in accounts receivable in the accompanying consolidated balance sheets. In some cases, the Company has licensed the private procurement network to the customer and earned only development fees. These arangements have been accounted for under the completed contract method in accordance with SOP 97-2, "Software Revenue Recognition."

   Advertising: Advertising represents banner advertisements on the Company's public and private procurement networks and slotting fees for vendors designated as "preferred" or "exclusive" providers of a category of goods or services on the public procurement network. Advertising revenue is recorded over the term of the advertisements of slotting arangements.

   Other: Other revenues represent website development, transaction and participation fees from groups buying services, and miscellaneous revenues. Other revenues are generally recognized as earned or as services are provided.

 Marketable Securities

   Marketable securities consist of investments in other companies in the form of equity securities. The Company has classified all investments as available-for-sale. Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity (deficit) until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold. As of December 31, 1999, unrealized holding gains were $6.5 million. There was no dividend or interest income, nor were there any realized gains or losses as of December 31, 1999.

 Intangible Assets

   Intangible assets include the costs of acquired technology and a non-compete agreement with two employees, and are included in other assets in the acompanying consolidated balance sheets. These assets are being amortized over a 36-month and 60-month period, respectively. Other intangible assets also include the purchase of a software license and a trademark. These assets are being amortized over a 60-month period.

 Network Development Costs

   The Company capitalizes certain internal network development costs, which are amortized by the straight-line method over a two-year period. The capitalized costs are payroll and payroll-related costs for employees who are directly associated with the enhancement or new functionality of the network or the development of private networks. At December 31, 1999, unamortized network development costs were $296,000, net of accumulated amortization of $99,000. The amortization of these costs are included in programming and development costs in the accompanying consolidated statements of operations.

 Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

 Income Taxes

   The Company accounts for income taxes according to SFAS No. 109, "Accounting for Income Taxes." Prior to 1998, PurchasePro, Inc., with the consent of its stockholders, elected to be taxed under Section 1372 of the Internal Revenue Code (the "Code") as an S corporation, which provides that, in lieu of corporate income taxes, the stockholders account for their pro rata share of the Company's items of income, deductions, losses, and credits. In connection with the reorganization of the Company in January 1998 (see Note 1), the Company, with the consent of its stockholders, elected to be taxed under the provisions of Subchapter C of the Code. As a result, the Company reclassified its cumulative net losses totaling $3,108,278 through the date of the reorganization to additional paid-in capital in the accompanying consolidated balance sheets.

 Earnings (Loss) per Share

   The Company follows the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share ("EPS") is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Pursuant to SEC Staff Accounting Bulletin No. 98, shares of common stock or convertible preferred stock are considered outstanding for all periods presented in the computation of basic and diluted EPS if issued for nominal consideration. Options, warrants or other common stock equivalents are considered outstanding for all periods presented in the computation of diluted EPS if issued for nominal consideration. For the years ended December 31, 1997, 1998, and 1999, the weighted average common shares outstanding used to compute diluted EPS includes the effect of warrants issued by the Company to acquire shares of common stock for $0.007 per share.

   For those periods in which potentially dilutive securities such as stock options and convertible preferred stock have a dilutive effect, the weighted average shares outstanding used for computation of diluted EPS includes the effect of these potentially dilutive securities.

   All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the three-for-two stock split which occurred on December 14, 1999.

 Comprehensive Income

   Comprehensive income consists of the unrealized holding gain on available-for-sale securities purchased for investment purposes in 1999. The unrealized gain is the difference between the purchase price and the fair market value of the securities as of December 31, 1999.

 Recently Issued Accounting Standards

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137, which defers the effective date of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does management expect the Company to engage in, derivative or hedging activities, and, therefore, management does not believe that SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes the SEC's views in applying generally acccepted accounting principles to revenue recognition in financial statements. Management believes that the Company has followed the guidelines set forth in SAB No. 101 as it relates to revenue recognition.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

(3) Notes Payable

 Principal Stockholder

   The Company's principal stockholder and Chief Executive Officer (the "Principal Stockholder") provided funds to finance development of the Company's product. As of December 31, 1997, the total obligation to the Principal Stockholder was $2,518,000. In January 1998, the Company paid $813,000 to the Principal Stockholder with proceeds from the Lenders' Notes Payable (see below). The remaining obligation of $1,705,000 was formalized with a note payable. In April 1998, the Principal Stockholder advanced an additional $387,000 to the Company. In June 1998, the Company repaid $310,000 from the proceeds of the Series A Preferred Stock offering (see Note 5), and the Principal Stockholder contributed his remaining notes payable and advances totaling $1,782,000 to the Company in consideration for previously issued shares of common stock. The Company has included the $1,782,000 as additional paid-in capital in the accompanying consolidated balance sheets.

 Lenders' Notes Payable

   In January 1998, the Company issued promissory notes totaling $2,300,000 (the "Lenders' Notes Payable") to several individuals (the "Lenders"). Terms of the Lenders' Notes Payable provided for interest at 8% payable quarterly and 48 monthly principal payments beginning January 1999. In addition, the Lenders were issued 3,450,000 shares of the Company's common stock; however, if the Company repaid the Lenders' Notes Payable within 120 days, 1,725,000 of these shares were to be contributed back to the Company. The Company did not repay the Lenders' Notes Payable within 120 days; however, the Lenders' Notes Payable were repaid in June 1998 with proceeds from the Series A Preferred Stock offering. The Lenders ultimately contributed 2,212,500 shares of common stock back to the Company (see Note 5).

   The Company allocated the $2,300,000 of proceeds between the Lenders' Notes Payable and the shares issued based on their estimated fair values. Accordingly, an additional $67,000 of interest expense was recorded with a corresponding credit to additional paid-in capital.

 September 1998 Notes Payable

   In September 1998, the Company issued promissory notes to three individuals, including the Principal Stockholder and a member of the Company's Board of Directors, totaling $1,500,000 (the "September 1998 Notes"). Terms of the September 1998 Notes required quarterly payments of interest at 15% and were to mature in September 2000. In connection with the issuance of these notes, the Company issued 239,999 warrants to the note holders. Each warrant provides the holder the right to purchase one share of Company common stock for $0.007 per share through September 2003. Using the Black-Scholes pricing model, the Company determined the value of these warrants to be $1.66 per share, or $398,400. The Company recognized the $398,400 as an original issue discount and is amortizing the discount to interest expense over the period from grant to maturity.

   In June 1999, $700,000 of the notes payable were converted into 300,000 shares of Series B Preferred Stock, and the Company used $800,000 of the Series B proceeds to repay the remaining amounts outstanding (see Note 5).

 Other Notes Payable

   In January 1998, the Company repaid its obligation to a stockholder in connection with the sale of that stockholder's common shares to the Principal Stockholder. In addition to the outstanding principal of $49,000, the Company agreed to make payments of $60,000 to charities selected by the stockholder that was charged to interest expense.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

   In December 1998, the Principal Stockholder and the President of the Company advanced a total of $350,000 to the Company. In March 1999, the Principal Stockholder advanced an additional $200,000 to the Company. In connection with Series B Preferred Stock offering (see Note 5) the Company used proceeds of $450,000 and $100,000 to repay the Principal Stockholder and the President, respectively, for their advances.

 HPS Note Payable

   In connection with HPS' acquisition of certain assets from General Network Management Services, Inc. (see Note 1), HPS issued a note payable for $50,000 that requires two payments of $25,000 each on July 31, 1999 and July 31, 2000.

(4) Commitments and Contingencies

 Operating Leases

   The Company is party to several non-cancelable lease agreements for certain equipment as well as its principal administrative offices. Rent expense under non-cancelable operating leases totaled approximately $148,000, $280,000, and $418,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Minimum future lease obligations under non-cancelable operating leases in effect at December 31, 1999, are as follows (in thousands):

       Year Ending December 31,
       ------------------------
         2000........................................................... $ 1,414
         2001...........................................................   1,462
         2002...........................................................   1,369
         2003...........................................................   1,075
         2004...........................................................     804
         Thereafter.....................................................   4,110
                                                                         -------
           Total........................................................ $10,234
                                                                         =======

(5) Stockholders' Equity

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

   In connection with the repayment of the Lenders' Notes Payable in June 1998 (see Note 3), the Company and the Lenders entered into an agreement whereby 2,212,500 shares were contributed back to the Company. Accordingly, the number of shares held by the Lenders was reduced to 1,237,500. In connection with the same agreement and in connection with the Series A Preferred Stock offering, two of the founders of the Company contributed an aggregate of 1,387,500 shares of common stock to the Company.

   In June 1998, the Principal Stockholder sold 450,000 of his shares of common stock to an unrelated third party for $0.07 per share. The Company recognized a charge of $720,000 that reflects the difference between the fair value of its stock on that date of $1.67 per share and the sales price. The third party provided significant assistance to the Company in obtaining subscriber contracts and, accordingly, the Company recorded

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
the full amount of the charge to sales and marketing expense at the time the transaction occurred. During 1998, the Principal Stockholder sold an additional 2,205,000 shares of common stock that he owned to various individuals at prices that reflected their estimated fair value at the time of each sale.

   In connection with the closing of the Series B Preferred Stock private placement in June 1999, the holders of Series A Preferred Stock were granted an aggregate 675,000 shares of common stock pursuant to certain anti-dilution rights of the holders of Series A Preferred Stock.

   On September 13, 1999, the Company completed an initial public offering ("IPO") in which it sold 6,900,000 shares of common stock, including 900,000 shares in connection with the exercise of the underwriters' over-allotment option, at $8.00 per share. The Company received approximately $50 million in cash, net of underwriting discounts, commissions and other offering costs. At December 31, 1999, the net proceeds were predominately held in short-term investments. Upon the closing of the IPO, all of the Company's Series A preferred stock and Series B preferred stock automatically converted into an aggregate of 8,100,000 shares of common stock (see below).

 Preferred Stock

   In June 1998, the Company issued 3,150,000 shares of 8% Series A Convertible Preferred Stock, par value $0.001 ("Series A"). In June 1998, the Company sold the 3,150,000 Series A shares at $1.67 per share. Net proceeds from the offering totaled $5,000,000, net of offering costs of $250,000, which were paid to a company that employs a member of the Company's Board of Directors. In connection with the issuance of the Series A, the Company granted warrants to purchase a total of 600,000 shares of common stock, including warrants to purchase 570,000 shares of common stock to three members of the Company's Board of Directors and a company which employs one such director. Each warrant provides for the holder to purchase one share of Company common stock for $0.007 per share through June 1, 2003. Using the Black-Scholes pricing model, the Company determined that the value of the warrants was $996,000, as of the date of issuance. The value of the warrants has been recognized as a cost of issuance of the Series A shares.

   In May 1999, the Company issued 4,950,000 shares of 8% Series B Convertible Preferred Stock, par value $0.001 ("Series B") for $2.33 per share and received aggregate proceeds of $11,400,000, net of offering costs of $150,000.

   Prior to the completion of the Series B offering, the Company had received cash totaling $3,140,000 pursuant to Series B subscription agreements. Of this amount, $2,000,000 was received in December 1998, $500,000 was received in March 1999, and the remaining $640,000 was received in April 1999. The Series B shares subscribed and issued after December 1998 have a beneficial conversion feature totaling $9.4 million, measured as the difference between the conversion price of $2.33 per share and the fair value of the underlying common stock at the time of issuance. The beneficial conversion feature has been recorded as additional paid-in capital. The value of the beneficial conversion feature was recognized immediately because the Series B shares are convertible at the option of the holder.

   Of the 4,950,000 Series B shares issued, 300,000 shares were issued to holders of the September 1998 Notes, including a former member of the Company's Board of Directors (see Note 3). The Company used cash proceeds from the Series B offering to repay $800,000 of the September 1998 Notes, including $500,000 to the Principal Stockholder, and to repay $450,000 and $100,000 of advances made by the Company's Principal Stockholder and President, respectively.

   The Company issued 225,000 shares of Series B to acquire the assets of a software development company and for non-compete agreements with the owners of the company. In May 1999, the Company issued 63,750 shares of Series B to an individual in exchange for his rescission of a future right to acquire up to 35% of HPS.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

   On September 13, 1999, the date of the IPO, all shares of preferred stock were mandatorily converted to shares of common stock and all amounts included in the preferred stock accounts, including cumulative unpaid dividends and associated accretion totaling $642,000, were converted to common stock and additional paid-in capital.

 Common Stock Warrants

   In December 1999, the Company issued 1,350,000 common stock warrants valued at $50.1 million to a strategic marketing partner. The value of the warrant is included in the consolidated statements of operations as a non-cash strategic marketing expense. The fair value of the warrants issued was determined using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 7%; no expected dividend yield; warrant term of 1.5 years; and an expected volatility of 75%. The value of the warrants was expensed immediately as the options were fully vested and the strategic marketing partner has no further obligations related to the warrants. The strategic marketing partner may earn the right to exercise an additional 1,350,000 warrants if certain performance conditions are met.

   In November 1999, the Company issued 525,000 common stock warrants valued at $10.7 million to a strategic marketing partner in exchange for a license in business-to-business editorial content. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: Risk-free interest rate of 5.3%; no expected divdiend yield; warrant term of 6 months; and an expected volatility of 100%. The value of the content was determined through an independent appraisal and will be amortized over the term of the license.

(6) Deferred Stock-Based Compensation

   The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through December 31, 1999, the Company recorded deferred stock-based compensation of $9.7 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options.

(7) Stock Option Plans

   1998 Stock Option Plan--In 1998, the Company adopted an incentive stock option plan (the "1998 Plan"), that provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The aggregate options available under the 1998 Plan are 4,500,000. As of December 31, 1998 and December 31, 1999, the Company had granted options totaling 1,064,775 and 3,933,176, respectively, to employees under the 1998 Plan. Generally, the options have five-year terms and are exercisable as follows: Class A options, 50% at the end of each of the first two years after grant; Class B options, 33% at the end of each of the first three years after grant; and Class C options, 25% at the end of each of the first four years after the date of grant. Through December 31, 1998, and December 31, 1999, the Company had issued a total of 216,000 and 555,000 options, respectively to non-employees, including 112,500 and 307,500, respectively, issued to members of the Board of Directors. Options were issued with exercise prices ranging from $1.67 to $3.33. For the year ended December 31, 1998, the value of these options was determined to have a de minimis value using the Black-Scholes pricing model. For the year ended December 31, 1999, the value of these options was determined to be approximately $1,100,000, of which $800,000 was charged to non-cash strategic marketing expense for options granted primarily to a strategic marketing partner. The remaining amount will be amortized over the vesting periods of the options.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

   1999 Stock Option Plan--The 1999 Stock Plan was adopted by the Company's Board of Directors in June 1999, subject to approval by the Company's stockholders. The 1999 Stock Plan provides for the issuance of 2,250,000 shares of common stock, incentive stock options ("ISOs"), or non-statutory stock options to employees, directors, independent contractors and advisers. The number of shares eligible for issuance increases each year by 3.25% of the number of shares of common stock outstanding at the prior calendar year-end. At December 31, 1999, the Company had granted a total of 2,062,300 options to employees under the 1999 Stock Plan.

   The exercise price for ISOs is generally at least 100% of the fair market value of the stock on the date of grant, and 110% for stockholders with 10% or more ownership of the Company. Vesting provisions are determined at the time of grant. The Company's Chairman and Chief Executive Officer is authorized to grant up to 37,500 options in each instance to employees, with the exercise price to be approved by the compensation committee of the Company's Board of Directors.

   A summary of the options granted to employees under the Company's plans as of December 31, 1998 and December 31, 1999 is presented below (this does not include 216,000 and 517,500 options granted to non-employees as of December 31, 1998 and December 31, 1999, respectively):

                              December 31, 1998          December 31, 1999
                          -------------------------- ---------------------------
                                    Weighted Average            Weighted Average
                           Number    Exercise Price   Number     Exercise Price
                          --------- ---------------- ---------  ----------------
Options Outstanding,
 Beginning of year......        --       $ --        1,064,775       $ 1.67
Granted.................  1,064,775       1.67       4,547,104        14.18
Exercised...............        --         --         (268,675)        1.80
Cancelled...............        --         --         (129,504)        2.45
                          ---------                  ---------
Options Outstanding, End
 of year................  1,064,775       1.67       5,213,700        11.87
                          =========                  =========

   The following table summarizes information about the options outstanding at December 31, 1999:

                                       Options Outstanding                   Options Exercisable
                         ----------------------------------------------- ----------------------------
                                      Weighted Average
                           Number    Remaining Contract Weighted Average   Number    Weighted Average
Range of Prices          Outstanding    Life (Years)     Exercise Price  Exercisable  Exercise Price
---------------          ----------- ------------------ ---------------- ----------- ----------------
$1.67-$2.33.............  3,268,300         9.13            $  2.16       1,468,743       $2.15
$3.33-$8.00.............  1,008,000         9.58               6.72          45,000        3.89
$19.77-$45.58...........    575,050         9.80              24.18             --          --
$68.00-$127.00..........    319,600         9.92             102.45             --          --
$132.00-$141.30.........     42,750         9.99             140.64             --          --
                          ---------                                       ---------
                          5,213,700                                       1,513,743
                          =========                                       =========

   For stock options granted to employees from January through December 1999, the Company recorded deferred stock-based compensation of $9.7 million for the difference at the grant date between the exercise price and the fair value of the Company's common stock. This amount is being amortized to operating expense over the vesting period of the individual options in accordance with FASB Interpretation 28. The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its stock option plans. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123. Had the Company accounted for these plans under

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

SFAS No. 123, the Company's net loss applicable to common stock and loss per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                     Year Ended    Year Ended
                                                      December    December 31,
                                                      31, 1998        1999
                                                     -----------  ------------
   Net Loss Applicable to Common Stockholders
     As Reported.................................... $(7,135,448) $(81,982,895)
                                                     ===========  ============
     Pro Forma...................................... $(7,204,634) $(86,002,200)
                                                     ===========  ============
   Basic Loss per Share
     As Reported.................................... $     (0.55) $      (4.88)
                                                     ===========  ============
     Pro Forma...................................... $     (0.56) $      (5.12)
                                                     ===========  ============
   Diluted Loss per Share
     As Reported.................................... $     (0.52) $      (4.78)
                                                     ===========  ============
     Pro Forma...................................... $     (0.52) $      (5.02)
                                                     ===========  ============

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the year ended December 31, 1998: risk-free interest rate of 7%; no expected dividend yield; expected life of 1.5 years for Class A options, 2.0 years for Class B options, and 2.5 years for Class C options and, an expected volatility of 0%. For the year ended December 31, 1999, the weighted-average assumptions are as follows: risk-free interest rate of 6%; no expected dividend yield; expected life of 2 years, and an expected volatility of 116%.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

(8) Earnings Per Share

   The computations of basic and diluted earnings per share for each period were as follows (in thousands, except share and per share amounts):

                                          For the Year Ended December 31,
                                        -------------------------------------
                                           1997         1998         1999
                                        -----------  -----------  -----------
   Loss (Numerator)
   Net loss............................ $    (2,985) $    (6,800) $   (71,941)
   Preferred stock dividends...........         --          (245)        (511)
   Accretion of preferred stock to
    redemption value...................         --           (90)        (131)
   Value of preferred stock beneficial
    conversion feature.................         --           --        (9,400)
                                        -----------  -----------  -----------
   Basic EPS
     Net loss applicable to common
      stockholders..................... $    (2,985) $    (7,135) $   (81,983)
                                        ===========  ===========  ===========
   Diluted EPS
     Net loss applicable to common
      stockholders after assumed
      conversions...................... $    (2,985) $    (7,135) $   (81,983)
                                        ===========  ===========  ===========
   Shares (Denominator)
   Basic EPS
     Net loss applicable to common
      stockholders.....................  11,500,000   12,900,000   16,798,784
   Effect of Dilutive Securities
     Warrants..........................     839,999      839,999      839,999
     Exercise of Warrants..............         --           --      (502,265)
                                        -----------  -----------  -----------
   Diluted EPS
     Net loss applicable to common
      stockholders after assumed
      conversions......................  12,389,999   13,739,999   17,136,518
                                        ===========  ===========  ===========
   Per Share Amount
   Basic EPS........................... $     (0.26) $     (0.55) $     (4.88)
                                        ===========  ===========  ===========
   Diluted EPS......................... $     (0.24) $     (0.52) $     (4.78)
                                        ===========  ===========  ===========

   Options to purchase 0, 1,274,775, and 5,731,200 shares of common stock were outstanding as of December 31, 1997, 1998, and 1999 respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been antidilutive.

(9) Income Taxes

   SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At December 31, 1998 and 1999, the Company believes that the "more likely than not" criteria have not been met, and accordingly, a valuation allowance has been recognized. The Company did not record any provision (benefit) for income taxes for the years ended December 31, 1998 and 1999, because it experienced net losses and generated net operating losses for tax purposes. As of December 31, 1999, the Company has approximately $78.2 million of net operating loss credits, which expire in 2018 and 2019. The Company's utilization of its net operating loss carryforward will be limited pursuant to Internal Revenue Code Section 382 due to cumulative changes in ownership in excess of 50% within a three-year period. Prior to 1998, Purchase Pro, Inc. was not subject to Federal or state income taxes.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

   A reconciliation of income tax benefit provided at the Federal statutory rate (35%) to income tax benefit is as follows (in thousands):

                                                      Year Ended   Year Ended
                                                     December 31, December 31,
                                                         1998         1999
                                                     ------------ ------------
   Income tax benefit computed at Federal statutory
    rate...........................................    $(2,380)     $(25,179)
   Permanent and other items.......................         11            30
   Change in valuation allowance...................      2,369        25,149
                                                       -------      --------
                                                       $   --       $    --
                                                       =======      ========

   The major tax effected components of the Company's net deferred tax liability are as follows (in thousands):

                                                       December 31, December 31,
                                                           1998         1999
                                                       ------------ ------------
   Deferred Tax Assets
     Net operating loss carryforward..................   $ 2,278      $ 27,357
     Trade accounts receivable........................        70           208
     Deferred revenue.................................        58            88
     Accruals and reserves............................        36            86
                                                         -------      --------
                                                           2,442        27,739
     Less--valuation allowance........................    (2,369)      (27,518)
                                                         -------      --------
       Total deferred tax assets......................        73           221
   Deferred Tax Liabilities
     Depreciation and amortization....................       (73)         (221)
                                                         -------      --------
       Total deferred tax liability, net..............   $   --       $    --
                                                         =======      ========

(10) Retirement Benefit Plan

   On October 1, 1999, the Company instituted a defined contribution 401(k) plan for eligible employees. As of December 31, 1999, the Company has not matched employee contributions, nor has it contributed any discretionary amounts to the plan.

(11) Related Party Transactions

 Contract Services

   One of the founding stockholders of the Company provided significant services designing the Company's technology. The Company pays the stockholder for his continued services. Payments totaling $105,380, $72,000 and $93,000 are included in programming and development expense for the years ended December 31, 1997, 1998 and 1999, respectively. There were no amounts owed to the stockholder as of December 31, 1998 and 1999. In January 1998, concurrent with the acquisition of assets from Purchase Pro, Inc. (see Note 1), the stockholder and the Principal Stockholder transferred their rights in the technology to the Company.

 Due from Other Companies

   The Company has paid certain costs on behalf of a company owned by the Principal Stockholder. The Company then bills the other company for amounts owed. At December 31, 1998 and 1999, there was $15,400

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
and $25,000, respectively, due to the Company, which is included in other receivables in the accompanying consolidated balance sheets.

 Office Space Rent

   In 1998, the Company entered into an agreement to lease its corporate office space from a company owned by individuals who were then members of the Company's Board of Directors (see Note 4). Terms of the lease require monthly base payments of $29,297, which is adjusted on an annual basis, but in no case is the adjustment greater than 5%. During the year ended December 31, 1998, the Company did not pay any amounts under terms of the lease agreement and recorded expense related to the lease totaling approximately $20,000. During the year ended December 31, 1999, the Company paid $308,000 under the terms of the lease agreement. In management's opinion, the terms of the lease are comparable to terms that the Company would receive from a third party.

 Strategic Marketing Partnership

   In 1999, the Company recorded $500,000 in revenue from a strategic marketing partner, whose Chief Executive Officer is a member of the Company's Board of Directors. These revenues are included in advertising revenue in the accompanying consolidated statements of operations.

(12) Subsequent Events

   In February 2000, we completed a public offering of 3,000,000 shares of common stock for $80 per share. We sold 2,000,000 of the shares, with the remaining 1,000,000 shares being sold by some of our stockholders. Net proceeds to us from the secondary offering were $151.7 million.

   On March 22, 2000, the Company entered into a strategic alliance with America Online (AOL) to co-develop a business exchange and technologies for businesses of all sizes and across all industries. Under the terms of the agreement, over a two-year period the Company will pay AOL $20.0 million to develop the business exchange and $50.0 million for certain marketing services. In addition, the Company granted AOL warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $126.51 (adjusted after one year for remaining unvested warrants). Warrants to purchase 500,000 shares vest immediately, and warrants to purchase the remaining 1,500,000 shares vest upon certain revenue targets being met.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of PurchasePro.com, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in PurchasePro.com, Inc.'s (the "Company") Form 10-K and have issued our report thereon dated March 29, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page 52 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN L.L.P.

Las Vegas, Nevada
March 29, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNT

                         ACCOUNTS RECEIVABLE ALLOWANCES

                         Balances at the
                         Beginning of the Charged to Costs             Balances at the
                              Period        and Expenses   Deductions End of the Period
                         ---------------- ---------------- ---------- -----------------
Period from Inception
 (October 8, 1996)
  Through December 31,
   1996.................     $    --         $      --      $    --       $    --
Year Ended December 31,
 1997...................     $    --         $   72,796     $    --       $ 72,796
Year Ended December 31,
 1998...................     $ 72,796        $  127,204     $    --       $200,000
Year Ended December 31,
 1999...................     $200,000        $1,078,235     $684,235      $594,000

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by PART III (Items 10, 11, 12, and 13) has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year, a definitive Proxy Statement pursuant to regulation 14A, except that the information regarding the Company's executive officers called for by Item 10 of
PART III has been included in PART I of this Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

   The financial statements appear in Item 8 to this Form 10-K.

  (2) Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts appear in Item 8 to this Form 10-K.

   The other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (3) Exhibits

   The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
   3(i).1  Amended and Restated Articles of Incorporation (filed as Exhibit
           3(i).1 to our Quarterly Report on Form 10-Q (No. 000-26465), and
           incorporated herein by reference).

  3(ii).1 Bylaws of the Registrant, as amended (filed as Exhibit 3(ii).1 to our Quarterly Report on Form 10-Q (No. 000-26465), and incorporated herein by reference).

      4.1  Form of Common Stock Certificate (filed as Exhibit 4.1 to our
           Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

     10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers (filed as Exhibit 10.1 to our Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

     10.2* 1998 Stock Option and Incentive Plan and forms of agreements thereunder (filed as Exhibit 10.2 to our Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

     10.3* 1999 Stock Plan (filed as Exhibit 10.3 to our Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

     10.4  Securities Purchase Agreement dated as of June 1, 1998 between
           Registrant and the purchasers of its Series A Preferred Stock (filed as Exhibit 10.4 to our Registration Statement on Form S-1
           (No. 333-01865), and incorporated herein by reference).

     10.5  Securities Purchase Agreement dated as of April 30, 1999 between
           Registrant and the purchasers of its Series B Preferred Stock (filed as Exhibit 10.5 to our Registration Statement on Form S-1 (No. 333-
           01865), and incorporated herein by reference).

     10.6  First Amended and Restated Stockholders Agreement dated as of April
           30, 1999 between the Registrant and the holders of Series A
           Preferred Stock and Series B Preferred Stock (filed as Exhibit 10.6 to our Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

     10.7+ Agreement dated as of January 4, 1999 between Registrant and the Greater Phoenix Chamber of Commerce (filed as Exhibit 10.7 to our
           Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.8+   Software Agency and Services Agreement dated as of May 3, 1999 among
         Registrant, ZoomTown.com, Inc. and Bradley D. Redmon (filed as Exhibit
         10.8 to our Registration Statement on Form S-1 (No. 333-01865), and
         incorporated herein by reference).

 10.9+   Agreement dated as of May 1, 1999, between Registrant and
         Hospitalitycity pte ltd (filed as Exhibit 10.9 to our Registration
         Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

 10.10   Agreement dated as of January 1999 between Registrant and E-Marketpro,
         LLC (filed as Exhibit 10.10 to our Registration Statement on Form S-1
         (No. 333-01865), and incorporated herein by reference).

 10.11*  Letter of Employment between Registrant and Charles E. Johnson, Jr.
         (filed as Exhibit 10.11 to our Registration Statement on Form S-1 (No.
         333-01865), and incorporated herein by reference).

 10.12*  Letter of Employment between Registrant and Christopher P. Carton
         (filed as Exhibit 10.12 to our Registration Statement on Form S-1 (No.
         333-01865), and incorporated herein by reference).

 10.13*  Employment Agreement between Registrant and Jeffrey A. Neppl (filed as
         Exhibit 10.13 to our Registration Statement on Form S-1 (No. 333-
         01865), and incorporated herein by reference).

 10.14*  Letter of Employment between Registrant and Robert G. Layne (filed as
         Exhibit 10.14 to our Registration Statement on Form S-1 (No. 333-
         01865), and incorporated herein by reference).

 10.15 Warrant dated as of July 22, 1999, by and between Registrant and Office Depot, Inc. (filed as Exhibit 10.15 to our Registration
         Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

 10.16*  Letter of Employment between Registrant and Richard C. St. Peter
         (filed as Exhibit 10.16 to our Registration Statement on Form S-1 (No.
         333-01865), and incorporated herein by reference).

 10.17   Promissory Note dated September 2, 1999 between Registrant and Charles
         E. Johnson, Jr. (filed as Exhibit 10.17 to our Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

 10.18   Loan Commitment dated September 3, 1999 between Registrant and John G.
         Chiles (filed as Exhibit 10.18 to our Registration Statement on Form
         S-1 (No. 333-01865), and incorporated herein by reference).

 10.19   Loan Commitment dated September 3, 1999 between Registrant and Maurice
         J. Gallagher (filed as Exhibit 10.19 to our Registration Statement on
         Form S-1 (No. 333-01865), and incorporated herein by reference).

 10.20   Loan Commitment dated September 3, 1999 between Registrant and Charles
         E. Johnson, Jr. (filed as Exhibit 10.20 to our Registration Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

 10.21   Loan Commitment dated September 3, 1999 between Registrant and Bradley
         D. Redmon (filed as Exhibit 10.21 to our Registration Statement on
         Form S-1 (No. 333-01865), and incorporated herein by reference).

 10.22   Warrant Purchase Agreement dated November 29, 1999 by the Company and
         Sprint Communications Company L.P. (filed as Exhibit 10.22 to our
         Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

 10.23   Warrant to Purchase Common Stock of the Company dated November 1999
         (issued to Sprint Communications Company, L.P.) (filed as Exhibit
         10.23 to our Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).


 Exhibit
 Number                         Description of Document
 -------                        -----------------------
 10.24   Amendment to Warrant to Purchase Common Stock of the Company dated
         December 6, 1999 (by Sprint) (filed as Exhibit 10.24 to our
         Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

 10.25 Strategic e-Commerce Marketing Agreement dated December 8, 1999 between the Company and Sprint (filed as Exhibit 10.25 to our Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

 10.26 Form of Warrant to Purchase Common Stock of the Company dated as of November 1999 (issued to Advanstar Inc.) (filed as Exhibit 10.26 to our Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

 10.27*  Letter of Employment between Registrant and Mr. Moskal (filed as
         Exhibit 10.27 to our Registration Statement on Form S-1 (No. 333-
         92303), and incorporated herein by reference).

 10.28*  Letter of Employment between Registrant and Mr. Miller (filed as
         Exhibit 10.28 to our Registration Statement on Form S-1 (No. 333-
         92303), and incorporated herein by reference).

 23.1    Consent of Arthur Andersen LLP.

 27.1    Financial Data Schedule for year ended December 31, 1999.

--------
*  Indicates management contract or compensatory plan or arrangement.
+ Confidential treatment has been granted with respect to certain portions of these agreements.

  (b) Reports on Form 8-K

   We did not file any report on Form 8-K in the quarter ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized, in the City of Las Vegas, State of Nevada, on the 29th day of March, 2000.

                                          PURCHASEPRO.COM, INC.

                                          By /s/ Charles E. Johnson, Jr.
                                            -----------------------------------
                                            Charles E. Johnson, Jr.
                                            Chief Executive Officer and
                                            Chairman

                                            /s/ Christopher P. Carton
                                            -----------------------------------
                                            Christopher P. Carton
                                            Chief Operating Officer,
                                            President, Secretary, and Director

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                 Name                           Title                 Date
                 ----                           -----                 ----

     /s/ Charles E. Johnson, Jr.      Chief Executive Officer    March 29, 2000
 ____________________________________  and Chairman
       Charles E. Johnson, Jr.

      /s/ Christopher P. Carton       Chief Operating Officer,   March 29, 2000
 ____________________________________  President, Secretary
        Christopher P. Carton          and Director

       /s/ Richard C. St. Peter       Senior Vice President,     March 29, 2000
 ____________________________________  Chief Financial Officer
         Richard C. St. Peter          and Treasurer

         /s/ Scott H. Miller          Vice President--Finance,   March 29, 2000
 ____________________________________  Chief Accounting
           Scott H. Miller             Officer

          /s/ John G. Chiles          Director                   March 29, 2000
 ____________________________________
            John G. Chiles

 ____________________________________ Director                    March  , 2000
           David I. Fuente

        /s/ J. Terrence Lanni         Director                   March 29, 2000
 ____________________________________
          J. Terrence Lanni

        /s/ Michael D. O'Brien        Director                   March 29, 2000
 ____________________________________
          Michael D. O'Brien

        /s/ Bradley D. Redmon         Director                   March 29, 2000
 ____________________________________
          Bradley D. Redmon