Form 10-K/A
period 1999-12-31
PURCHASEPRO COM INC
filed 2000-05-01
CIK 1087831

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                      to
                                   FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1999

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________.


                             _____________________

                       Commission file number  000-26465

                             _____________________

                             PURCHASEPRO.COM, INC.
            (Exact name of registrant as specified in its charter)


                    Nevada                                      88-0385401
      (State of or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)


          3291 North Buffalo Drive, Suite 2, Las Vegas, Nevada 89129
             (Address of principal executive offices ) (Zip Code)

                                (702) 316-7000
             (Registrant's telephone number, including area code)

                               ________________

       Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                Par Value $0.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $01 par value, was 31,164,230 as of March 27, 2000.

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   1
ITEM 11.  EXECUTIVE COMPENSATION..........................................   4
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  11
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of PurchasePro.com, Inc. and their ages as of January 21, 2000 are as follows:

Name                         Age  Position
----                         ---  --------

Charles E. Johnson, Jr.....   38  Chairman and Chief Executive Officer
Christopher P. Carton......   41  President, Chief Operating Officer, Secretary and Director James
James P. Clough............   49  Executive Vice President--Corporate Development and Chief
                                    Financial Officer
Michael L. Ford............   45  Chief Technical Officer
Jeffrey A. Neppl...........   38  Senior Vice President--Sales
Richard T. Moskal..........   56  Senior Vice President--Hospitality Purchasing
                                    Systems
Robert G. Layne............   34  Senior Vice President--Strategic Development
                                    and e-Commerce
Scott H. Miller............   41  Senior Vice President--Finance and Administration,
                                    Chief Accounting Officer
John G. Chiles(1)(2).......   47  Director
David I. Fuente(2).........   54  Director
J. Terrence Lanni(1)(2)....   56  Director
Michael D. O'Brien(1)......   43  Director
Bradley D. Redmon..........   37  Director

_________________________

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

     Charles E. Johnson, Jr. Mr. Johnson has served as Chairman and Chief Executive Officer of PurchasePro.com since its inception in 1996. In 1996, Mr. Johnson founded and is the chief executive officer of Cart-it & Cabinetry LLC,a company that manufactures casino carts and cabinetry. Mr. Johnson also currently owns several video stores in Cincinnati, Ohio. From 1984 to August 1996, Mr. Johnson was the owner and President of Johnson Safety and Security, a family owned security business located in Lexington, Kentucky.

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

     James P. Clough. Mr. Clough joined PurchasePro.com in January 2000 as Executive Vice President-- Corporate Development and was named Chief Financial Officer in April 2000. Mr. Clough had been a corporate securities Partner with Pillsbury Madison & Sutro LLP, a leading national law firm, since December 1992. Mr. Clough specialized in representing start-ups and emerging companies in venture capital, mergers and acquisitions, initial public offerings and follow-on public offerings and strategic relationships. He concentrated on representing Internet and technology companies and the underwriters that work with these companies. He is admitted to practice as an attorney in California, New York and the District of Columbia, and he is a member of the Federal Regulation of Securities Committee of the Business Law Section of the American Bar Association.

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

     Scott H. Miller. Mr. Miller has served as Vice President--Finance, Chief Accounting Officer of PurchasePro.com since July 1999 and as Senior Vice President--Finance and Administration since April 2000. From April 1999 through June 1999, Mr. Miller served as our Chief Financial Officer. From October 1998 through April 1999, Mr. Miller served as our Controller. From September 1997 through September 1998, Mr. Miller was the Chief Financial Officer of Max Riggs Construction Company in Las Vegas, Nevada. From 1984 to September 1997, Mr. Miller held various management positions at Arthur Andersen LLP in Denver and Las Vegas, most recently as senior manager.

     John G. Chiles. Mr. Chiles has served as a member of the board of directors of PurchasePro.com since June 1998. Mr. Chiles has served as a Managing Director in Corporate Finance Department at Jefferies & Company, Inc. since 1993. He is the manager of the firm's Business, Information & Internet ServicesGroup. For the fifteen years prior to joining Jefferies & Company, Mr. Chiles held various positions at Dean Witter Reynolds, including Managing Director and Co-Manager of its Consumer Businesses Group.

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

     Bradley D. Redmon. Mr. Redmon has served as a member of the board of directors of PurchasePro.com since August 1998. Mr. Redmon is the Chairman of E-MarketPro, LLC, an e-commerce service company Mr. Redmon founded in 1999.Since March 1996, Mr. Redmon has owned and operated three Pretzelmaker franchises, and since January 1992, Mr. Redmon has owned and operated several Blockbuster Video franchises. Mr. Redmon is a cousin of Mr. Johnson.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), PurchasePro.com's directors and executive officers, and any persons holding more than 10% of PurchasPro.com's Common Stock, are required to report their initial ownership of PurchasePro.com's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and PurchasePro.com is required to identify in this document those persons who failed to timely file these reports. All of the filing requirements were satisfied for 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by or paid to PurchasePro.com's Chief Executive Officer and to each of PurchasePro.com's three most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to PurchasePro.com during the fiscal year ended December 31, 1999.


                Summary Compensation Table for Last Fiscal Year

                                                                                                    Long-Term
                                                                                                    ----------
                                                                                                   Compensation
                                                                                                   ------------
                                                                    Annual Compensation(1)            Awards
                                                                    ----------------------            ------
                                                                                                    Securities
                                                                                                    ----------
                                                                                                    Underlying
                                                                                                    ----------
Name and Principal Position                                          Salary          Bonus          Options (#)
---------------------------                                          ------          -----          -----------
Charles E. Johnson, Jr.(2)....................................
 Chairman and Chief Executive Officer                                   $240,000          --           487,500

Christopher P. Carton(3)......................................
 President, Chief Operating Officer and Secretary                       $179,000          --           300,000

Richard T. Moskal(4)..........................................          $156,410       $25,000         112,500
 Vice President--Hospitality Purchasing Systems

Scott H. Miller...............................................
 Vice President--Finance, Chief Accounting Officer                      $118,125       $25,000          67,500

Robert G. Layne(5)............................................
 Senior Vice President--Strategic Development and e-Commerce            $114,875          --           150,000

___________________

(1) Other than the salary described herein, PurchasePro.com did not pay any executive officer named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of 10% of such executive officer's salary and bonus during fiscal 1999.

(2) In July 1999, we entered into a new employment agreement with Mr. Johnson that provides for an annual salary of $240,000 as of May 1999. In May 1999, Mr. Johnson was granted options to acquire 487,500 shares of common stock at $2.33 per share. The Compensation Committee accelerated the vesting of these options to vest in full upon completion of the initial public offering.

(3) In July 1999, we entered into a new employment agreement with Mr. Carton that provides for an annual salary of $200,000 as of May 1999. In May 1999, Mr. Carton was granted options to acquire 300,000 shares of common stock at $2.33 per share. Our

     Compensation Committee accelerated the vesting of these options to vest in full upon completion of the initial public offering.

(4) Mr. Moskal joined PurchasePro.com's subsidiary, Hospitality Purchasing Systems, in January 1999, and entered into an employment agreement that provides for an annual salary of $160,000. In August 1999 Mr. Moskal was granted options to purchase 112,500 shares of common stock at $7.20 per share.

(5) In July 1999, we entered into an employment agreement with Mr. Layne that provides for an annual salary of $120,000 and options to purchase 112,500 shares of common stock as of May 1999. Mr. Layne's salary was increased to $175,000 per year in September 1999. In October 1999, Mr. Layne was granted options to purchase 75,000 shares of common stock at $21.48 per share. In January 1998, Mr. Johnson granted to Mr. Layne options to purchase 187,500 shares of Mr. Johnson's common stock at $0.33 per share. Mr. Layne exercised his option to acquire 187,500 shares from Mr. Johnson in June 1999.

Director Compensation

     We reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending board meetings. Each non-employee member of our board currently receives $10,000 cash compensation per year for their service as a member of the board of directors. Under our 1999 Stock Plan, non-employee directors also receive options to purchase 15,000 shares of common stock annually and are eligible to receive additional stock option grants at the discretion of the Compensation Committee.


                       Option Grants in Last Fiscal Year

     The following table sets forth information regarding options granted to our executive officers listed in the Summary Compensation Table during the fiscal year ended December 31, 1999.


                                     Number of    Percentage of
                                    -----------  ----------------
                                    Securities    Total Options                                 Potential Realizable Value at
                                    -----------  ----------------                               -----------------------------
                                    Underlying      Granted to       Exercise or                   Assumed Annual Rates of
                                    -----------  ----------------  ---------------                 -----------------------
                                      Options      Employees in      Base Price     Expiration    Stock Price Appreciation
                                    -----------  ----------------  ---------------  ----------    ------------------------
                                      Granted     Fiscal Year(1)    ($/Share)(2)       Date          for Option Term(3)
                                    -----------  ----------------  ---------------  ----------       ------------------
Name                                     5%            10%
----                                -----------  ----------------
Charles E. Johnson, Jr.............    487,500            11.3%         $ 2.33       May 2009     $1,852,868    $2,950,382
 Chairman and Chief Executive
 Officer

Christopher P. Carton .............    300,000             7.0%           2.33       May 2009      1,140,226     1,815,620
 President, Chief Operating
 Officer and Secretary

Richard T. Moskal..................    112,500             2.6%           7.20      Aug. 2009      1,466,005     2,334,368
 Vice President--Hospitality
 Purchasing Systems

Scott H. Miller....................     67,500             1.6%           8.72      Oct. 2009        958,767     1,526,677
 Vice President--Finance,
 Chief Accounting Officer

Robert G. Layne....................    150,000             3.5%          11.91      Oct. 2009      2,910,000     4,633,721
 Senior Vice President--
 Strategic Development and
 e-Commerce

(1) Based on options to purchase an aggregate of 4,316,495 shares of common stock granted during fiscal 1999. Under the terms of PurchasePro.com's 1998 Stock Option and Incentive Plan and 1999 Stock Plan, the committee designated by the board of directors to administer each stock option plan retains the discretion, subject to certain limitations within each plan, to modify, extend or renew outstanding options and to reprice outstanding options. Options may be repriced by canceling outstanding options and reissuing new options with an exercise price equal to the fair market value on the date of reissue, which may be lower than the original exercise price of such cancelled options. See "Stock Option Plans."

(2) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant as determined by the board of directors.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent
     PurchasePro.com's estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in the table will be achieved.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                            Shares                         Number of Securities
                                            ------                         --------------------
                                           Acquired                             Underlying
                                           --------                             ----------
                                         on Exercise      Value Realized       Unexercised         Value of Unexercised
                                         -----------      --------------       -----------         --------------------
                                        Exercisable /     Exercisable /         Options at         In-the-Money Options
                                        -------------     -------------         ----------         --------------------
                                        Unexercisable     Unexercisable      Fiscal Year-End       at Fiscal Year-End(1)
                                        -------------     -------------      ---------------       ---------------------
Name
----
Charles E. Johnson, Jr............           --                --                487,500/--         $       67,031,250/ --
 Chairman and Chief Executive
 Officer

Christopher P. Carton ............           --                --                300,000/--         $       41,250,000/ --
 President, Chief Operating Officer
 and Secretary

Richard T. Moskal.................           --                --                --/112,500                 --/$15,468,750
 Vice President--Hospitality
 Purchasing Systems

Scott H. Miller...................           --                --            15,000/ 82,500         $2,062,500/$11,343,750
 Vice President--Finance, Chief
 Accounting Officer

Robert G. Layne...................           --                --                187,500/--         $       25,781,250/ --
 Senior Vice President--Strategic
 Development and e-Commerce

__________________

(1) Assumes a per share fair market value equal to $137.50, the last reported sale price of our common stock in the Nasdaq National Market on December 31, 1999.

Employment Agreements and Change in Control Agreements

     We have entered into the following employment agreements with our executive officers listed in the Summary Compensation Table:

Officer                                   Term                 Salary                     Position
-------------------------------  ----------------------  ------------------  ----------------------------------
Charles E. Johnson, Jr.........  May 1999-May 2001         $240,000          Chairman and Chief Executive
                                                                             Officer

Christopher P. Carton..........  May 1999-May 2001         $200,000          President, Chief Operating Officer
                                                                             and Secretary

Richard T. Moskal.............   August 1999- August       $160,000          Senior Vice President--Hospitality
                                 2001                                        Purchasing Systems

Scott H. Miller...............   None                      $125,000          Vice President--Finance, Chief
                                                                             Accounting Officer

Robert G. Layne...............   May 1999-May 2001         $175,000          Senior Vice President--Strategic
                                                                             Development and e-Commerce

     Mr. Johnson's and Mr. Carton's agreements provide for a discretionary annual bonus as determined by the Compensation Committee of the board of directors. We provide each of Mr. Johnson and Mr. Carton with a company car.
We may terminate either for cause at any time. If we terminate them without cause or because of their disability or death, or if they terminate their employment because we breach the agreements, change their title or duties or relocate their employment outside of Las Vegas, we must pay, in the case of Mr. Johnson, three times his annual base salary plus the greater of his last paid bonus or one half of his annual base salary, and, in the case of Mr. Carton, twice his annual base salary plus the greater of his last paid bonus or one half of his annual base salary. We also pay for life insurance for each of them under their agreements. The agreements contain nonsolicitation and noncompetition provisions that are intended to survive the termination of their employment for one year.

     We provide Mr. Moskal with a monthly car allowance. Under his agreement, Mr. Moskal received stock options pursuant to our 1999 Stock Option Plan to purchase in the aggregate 112,500 shares of common stock at an exercise price of $7.20 per share, of which 75,000 shares will vest on February 29, 2000. Options to purchase 18,750 shares vest on August 31, 2000 and the remaining shares vest on August 31, 2001. We may terminate him for cause at any time. The agreement contains noncompetition provisions that are intended to survive the termination of Mr. Moskal's employment for one year.

     Mr. Miller received stock options pursuant to our 1998 Stock Option and Incentive Plan to purchase an aggregate of 30,000 shares of common stock at an exercise price of $1.67 per share. We may terminate him for cause at any time.

     Mr. Layne's agreement provides for a discretionary, annual bonus up to the amount of his base salary. We provide Mr. Layne with a monthly car allowance. We may terminate him for cause at any time. If we terminate him without cause or if Mr. Layne terminates his agreement for good reason, we must pay Mr. Layne his salary for 24 months. If we terminate him because of disability or death, we must pay him or his heirs his salary for 24 months. The agreement contains noncompetition and nonsolicitation provisions that are intended to survive the termination of Mr. Layne's employment for one year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 16, 2000 as to shares of common stock beneficially owned by (i) each person known by PurchasePro.com to be the beneficial owner of more than 5% of the outstanding shares of the common stock of PurchasePro.com, (ii) each of PurchasePro.com's directors and nominees for director, (iii) our directors and executive officers as a group. In computing the number of shares owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of this proxy statement are deemed outstanding, including the following shares held by the following individuals: Mr. Johnson--487,500 shares; Mr. Carton--300,000 shares; Mr. Moskal--75,000; Mr. Miller--37,500 shares;
Mr. Layne--112,500 shares; Mr. Chiles--52,500 shares; Mr. Fuente--150,000 shares; Mr. Lanni--15,000 shares; and Mr. O'Brien--15,000 shares. Options and warrants to purchase 2,244,250 shares are deemed held by all directors and officers as a group. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished, or filed with the Securities and Exchange Commission, by the respective individuals or entities, as the case may be.


                                                        Beneficial Ownership
                                                    -----------------------------
Name and Address of Beneficial Owner                     Number       Percentage
--------------------------------------------------  ----------------  -----------
Executive Officers and Directors
Charles E. Johnson, Jr.(1)..........................       7,078,750        22.9%
Christopher P. Carton(2)............................       1,371,000         4.4%
Richard T. Moskal...................................          75,000           *
Scott H. Miller.....................................          37,500           *
Robert G. Layne.....................................         300,000           *
Bradley D. Redmon(3)................................         514,676         1.7%
John G. Chiles(4)...................................         379,235         1.2%
David I. Fuente(5)..................................       1,372,223         4.4%
J. Terrence Lanni...................................          15,000           *
Michael D. O'Brien(6)...............................          15,000           *
All directors and executive officers as a group.....      11,499,417        37.2%
 (14) persons.
Lexington Investor Group(3).........................       2,072,724         6.7%
  C/o Steven Singleton
  800 Corporate Drive
  Lexington, KY 40503

  _________________

* Less than 1%.

(1) Excludes 75,000 shares of common stock that Mr. Johnson acquired from Mr. St. Peter on February 23, 2000 for $84.625 per share and 12,000 shares of common stock that Mr. Johnson acquired from another executive officer on February 23, 2000 for $84.625 per share. Mr. Johnson has pledged 6,200,000 shares of common stock as security for a demand note.

(2) Mr. Carton has pledged 1,071,000 shares of common stock as security for a demand note.

(3) Each person in the Lexington Investor Group disclaims beneficial ownership of the other individuals' shares. The Lexington Investor Group includes the following persons: Pat Madden, Harry Cohen, Steve Singleton, Cornelia Lockstadt, John Burrus, Robert Langely, Wally Langely, Frank Cassell, Ron Gaudiano, Charles Lisle, Tom Padgett, Sara Levy and Brad Redmon, a member of our board of directors.

(4) Includes 13,451 shares held by Jefferies & Company, Inc., 115,711 shares of common stock held by the John G. and Cynthia M. Chiles Revocable Trust and 38,574 shares held by Mr. Chiles' minor children, and options to purchase 52,500 shares of common stock. Does not include 310,150 shares of common stock and options to purchase 3,750 shares of common stock held by persons associated with Jefferies & Company, Inc. Mr. Chiles is a Managing Director of Jefferies & Company, Inc. Mr. Chiles disclaims beneficial ownership of these shares.

(5) Includes options to purchase 150,000 shares of common stock issued to Mr. Fuente, warrants to purchase 472,223 shares of common stock and 750,000 shares of common stock owned by Office Depot, Inc., of which Mr. Fuente is the Chairman and Chief Executive Officer. Office Depot, Inc. disclaims beneficial ownership of the options to purchase shares of common stock held by Mr. Fuente. Office Depot, Inc. has a strategic e-business relationship and marketing agreement with us. Mr. Fuente disclaims beneficial ownership of the shares of common stock and warrants to purchase shares of common stock held by Office Depot, Inc.

(6) Does not include 757,901 shares of common stock held by Cincinnati Bell, Inc., the parent of ZoomTown.com. Mr. O'Brien disclaims beneficial ownership of shares held by Cincinnati Bell, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

   Since our inception in October 1996, there has not been any transaction or series of transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below.

   In October 1996, Charles E. Johnson, Jr., one of our founders and Chairman and Chief Executive Officer, contributed $139,000 in capital to our predecessor.

   Dr. Ranel Erickson, a founder, provided services in designing our procurement network. Dr. Erickson was paid $77,000 for his services through December 31, 1996. For the years ended December 31, 1997, and December 31, 1998, he was paid $105,000 and $72,000, respectively. Through May 31, 1999, we paid him $30,000 for his services this year.

   In January 1998, we sold 9,247,500 shares of common stock to Mr. Johnson, at $0.007 per share and we sold 1,151,250 shares of common stock to Dr. Erickson at $0.007 per share.

   In January 1998, we purchased all of the assets of our predecessor by assuming the liabilities of our predecessor in the amount of $2,747,000, of which $2,518,000 was owed to Mr. Johnson. Mr. Johnson was a director, executive officer and 5% shareholder of our predecessor, and Dr. Erickson was a 5% shareholder of our predecessor. When we purchased all of the assets of our predecessor, Mr. Johnson and Dr. Erickson assigned to us their right, title and interest to certain intellectual property.

   Over the course of 1997, Mr. Johnson loaned an aggregate of $2,518,000 to our predecessor at an interest rate of prime plus 1% per annum. PurchasePro.com assumed this liability as part of the asset purchase referenced above. In January 1998, we repaid Mr. Johnson $813,000. In April 1998, Mr. Johnson advanced a non-interest bearing loan of $387,000 to us. In June 1998, Mr. Johnson was repaid $310,000 from the proceeds of the sale of our Series A Preferred Stock and contributed his remaining notes and advances totaling $1,782,000 to us as equity. Between September and November 1998, Mr. Johnson loaned an aggregate of $500,000 at an interest rate of 15% per annum to us. In December 1998, Mr. Johnson loaned an additional $250,000 and in March 1999 he loaned another $200,000 to PurchasePro.com, in each case at an interest rate of 10%. In June 1999, Mr. Johnson was repaid the total amount of his outstanding loans from the proceeds of our Series B Preferred Stock offering.

   In January 1998, Bradley D. Redmon loaned $300,000 to us at an interest rate of 8% per annum and received 450,000 shares of common stock in connection with this loan. In June 1998, Mr. Redmon purchased 180,000 shares of common stock held by Mr. Johnson at a sale price of $1.67 per share. In June 1998, Mr. Redmon was repaid the entire amount of his $300,000 loan plus accrued interest from the proceeds of our Series A Preferred Stock. Mr. Redmon is a member of our board of directors and a cousin of our Chief Executive Officer.

   In May 1998, Maurice J. Gallagher and Timothy P. Flynn loaned a total of $200,000 to us at an interest rate of 12% per annum. In June 1998, Mr. Gallagher and Mr. Flynn were repaid the entire amount plus accrued interest from the proceeds of our Series A Preferred Stock. Mr. Gallagher and Mr. Flynn were each members of our board of directors from January 1998 through May 1999.

   In June 1998, Mr. Johnson and Dr. Erickson contributed 911,250 and 476,250 shares of common stock, respectively, back to PurchasePro.com in connection with our Series A Preferred Stock financing. Pursuant to the same agreement, and in connection with the repayment of the loan he made to us in January 1998, Mr. Redmon contributed 288,587 shares of common stock back to PurchasePro.com.

   In June 1998, John G. Chiles purchased 60,000 shares of common stock from Mr. Johnson at $1.67 per share. Mr. Chiles is a member of our board of directors.

   In June 1998, we paid $250,000 to Jefferies & Company, Inc., and issued warrants to Mr. Chiles and Jefferies & Company, Inc. to purchase an aggregate of 345,000 shares of common stock, for its services as placement agent in connection with our Series A Preferred Stock financing. See "--Warrants."

   In September 1998, Mr. Gallagher and Mr. Flynn each loaned us $167,000 at an interest rate of 15% per annum. In May 1999, Mr. Gallagher and Mr. Flynn each converted these loans into 71,429 shares of Series B Preferred Stock. In December 1998, Mr. Gallagher and Mr. Flynn each subscribed for an additional $500,000 of Series B Preferred Stock.

   In December 1998, Christopher P. Carton, our President and a member of our board of directors, loaned us $100,000 at an interest rate of 10% per annum. In June 1999, Mr. Carton was repaid the entire amount of this loan plus accrued interest from the proceeds of our Series B Preferred Stock.

   In September 1999, Mr. Johnson, our Chief Executive Officer and Chairman of our board of directors, loaned us $550,000 at an interest rate of 10% per annum. The note matures March 31, 2000. We repayed the entire amount of the loan plus accrued interest from the proceeds of the initial public offering.

   In September 1999, we also entered into loan commitment agreements with Messrs. Johnson, Redmon, Chiles and Gallagher to provide up to an additional $2.5 million in debt financing at an interest rate of 15% per annum. We did not draw down on any of these commitments and the commitments expired upon the closing of the initial public offering. In connection with Mr. Gallagher's $1.0 million loan commitment we agreed to pay him a commitment fee of $20,000.
Mr. Gallagher holds approximately 4.7% of our outstanding capital stock, Messrs. Johnson, Redmon and Chiles are members of our board of directors and Mr. Johnson is our Chairman and Chief Executive Officer.

   We lease our headquarters in Las Vegas, Nevada from Cheyenne Investments LLC for a monthly fee of $29,297. The lease expires in July 2003. Cheyenne Investments is owned and controlled by Mr. Gallagher and Mr. Flynn. We believe the terms of the lease are similar to those terms we would have received from an unaffiliated third party. Mr. Carton has guaranteed PurchasePro.com's obligations under the lease for which he receives no compensation.

   Mr. Johnson stated in a December 3, 1999 article appearing in TheStreet.com that this offering was "obviously not in my best interest." Mr. Johnson informed us that in making this statement he was referring solely to the dilutive effect this offering would have on his stock ownership interest in us. Mr. Johnson has indicated an interest in purchasing up to $5,000,000 worth of our common stock in this offering at the public offering price. Based on the public offering price of $80.00 per share, if Mr. Johnson purchases $5,000,000 of our shares in this offering he will own 23.1% of our stock after this offering. If Mr. Johnson does not purchase any shares in this offering he will own 22.9% of our stock after this offering.

   In addition, Mr. Johnson has agreed to purchase 75,000 shares of our common stock from Mr. St. Peter, our Chief Financial Officer, and 12,000 shares of our common stock from Mr. Neppl, our Senior Vice President--Sales, at a price of $84.625 per share.

Transactions with E-MarketPro, LLC and ZoomTown.com

   In January 1999, we entered into an agreement with E-MarketPro, LLC pursuant to which we granted E-MarketPro the exclusive right to market our services to persons and entities located within Ohio and Kentucky and to out-of-state entities doing business with subscribers within those two states. Mr. Redmon, a director of our company and cousin of our chief executive officer, is a principal of E-MarketPro. E-MarketPro was granted a right of first-refusal for exclusive marketing rights of procurement network subscriptions in all states contiguous to Kentucky and Ohio, excepting Illinois. This right of first refusal automatically terminates when Mr. Redmon no longer owns a majority of the equity interest in and exercises managerial control over E-MarketPro.

   The term of this agreement is for one year. However, the rights granted under the contract are automatically renewed at the end of the first year and in each subsequent year if E-MarketPro generates specified levels of revenue from the sale of PurchasePro procurement network subscriptions.

   E-MarketPro is compensated based on the volume of sales of our services generated by E-MarketPro. In addition, E-MarketPro may receive options to purchase up to a maximum of 100,000 shares of our common stock at the then current market price based on the number of members E-MarketPro adds to our procurement networks. In connection with the ZoomTown.com agreement described below, E-MarketPro has agreed not to market or offer access to the procurement networks in Ohio.

   In May 1999, we entered into an agreement with ZoomTown.com, a subsidiary of Cincinnati Bell, Inc., and E-MarketPro, LLC. This agreement modified our agreement with E-MarketPro described above and granted ZoomTown.com, as our agent and representative, the exclusive right to market and offer access to our e-marketplaces in Ohio, a co-exclusive right with E-MarketPro in Kentucky, and a nonexclusive right in other domestic markets until April 2001. Under the agreement ZoomTown.com may co-brand our procurement networks. Before granting other parties similar exclusive rights to market and access our public procurement networks, we must first offer the exclusive rights to ZoomTown.com. Accordingly, ZoomTown.com can extend its exclusive rights to market and offer access to our public procurement network under a ZoomTown.com co-brand to include the states neighboring Ohio and Kentucky. In the event ZoomTown.com does not elect to expand its exclusive rights, we must offer the same rights of exclusivity to E-MarketPro prior to entering into exclusive arrangements in these areas with any third parties.

   As reflected in the agreement and in accordance with our commitments to E-MarketPro described above, we are obligated to pay sales commissions on revenues generated by ZoomTown.com derived from licenses or sublicenses of our software. We are obligated to pay E-MarketPro a sales commission of 37.5% of the revenues generated by ZoomTown.com from customers in Ohio and Kentucky during the first year after the launch date and a sales commission of 25% of these revenues in subsequent years. Mr. Redmon may gain significant compensation from the ZoomTown.com and E-MarketPro agreements. Mr. Redmon, on behalf of E-MarketPro, assisted us in the negotiation of this agreement with ZoomTown.com. We do not believe, in light of the circumstances of our company and our early stage of development, that we could have obtained more favorable terms if we had negotiated directly with ZoomTown.com or through an independent third party.

Equity Financings

   Between June 1998 and May 1999, we sold and issued 8,100,000 shares of our preferred stock for an aggregate consideration of $16,800,000. We sold an aggregate of 3,150,000 shares of our Series A Preferred Stock in June 1998 at a sale price of $1.67 per share, and we sold an aggregate of 4,950,000 shares of our Series B Preferred Stock in June 1999 at a sale price of $2.33 per share. Each share of Series A Preferred Stock and Series B Preferred Stock mandatorily converted into one share of common stock upon completion of our initial public offering under the terms of our articles of incorporation. Upon closing of the Series B Preferred Stock private placement, we issued an aggregate 675,000 shares of common stock to the holders of Series A Preferred Stock in consideration of these holders' waiver of certain anti-dilution rights triggered by the issuance of the Series B Preferred Stock.

   The following table summarizes purchases, valued in excess of $60,000, of shares of preferred stock and of common stock by directors, executive officers and 5% shareholders of PurchasePro and persons and entities associated with them:

                                              Common              Preferred
                                      ----------------------- -----------------
                                                  Weighted
Directors and Executive Officers       Shares   Average Price Series A Series B
--------------------------------      --------- ------------- -------- --------
Charles E. Johnson, Jr............... 6,083,750     $0.23         --       --
Christopher P. Carton................ 1,071,000     $0.01         --       --
Bradley D. Redmon....................   383,964     $0.94      23,568  107,144
John G. Chiles.......................   341,357     $0.30      60,000   81,428
David I. Fuente......................       --        --          --   150,000
J. Terrence Lanni....................       --        --          --       --
Michael D. O'Brien...................       --        --          --       --
5% Shareholders
---------------
Maurice J. Gallagher.................   323,453     $0.16     720,000  285,714
Timothy P. Flynn.....................   267,738     $0.01     600,000  285,714
Office Depot, Inc. ..................   600,000     $8.00         --   150,000

Options

   In January 1998, Mr. Johnson granted Robert G. Layne, our Senior Vice President--Strategic Development and e-Commerce, options to purchase 187,500 shares of common stock held by Mr. Johnson at a purchase price of $0.33 per share. In June 1999, Mr. Layne exercised those options.

   In August 1998, we granted Mr. Redmon nonqualified stock options to purchase 75,000 shares of common stock at a purchase price of $1.67 per share. These options vest over a two-year period. In September 1999, Mr. Redmon exercised 37,500 of those options.

   In November 1998, we granted Mr. Chiles nonqualified stock options to purchase 37,500 shares of common stock at a purchase price of $1.67 per share. These options vest over a one-year period. In addition, in May 1999 certain persons associated with Jefferies & Company, Inc. received options to purchase an aggregate of 5,250 shares of common stock at a purchase price of $2.33 per share.

   In May 1999, we granted Mr. Johnson incentive stock options to purchase 487,500 shares of common stock at a purchase price of $2.33 per share. These options vest over an 18-month period. The options when granted vested over an 18-month period; however, in July 1999, the Compensation Committee accelerated the vesting and the options are currently fully vested.

   In May 1999, we granted Mr. Carton incentive stock options to purchase 300,000 shares of common stock at a purchase price of $2.33 per share. The options, when granted, vested over an 18-month period; however, in July 1999, the Compensation Committee accelerated the vesting and the options are currently fully vested.

   In June 1999, we granted Mr. Chiles, a member of our board of directors, nonqualified options to purchase 15,000 shares of common stock at a purchase price of $2.33 per share. These options vested upon grant.

   In June 1999, we granted Michael D. O'Brien, a member of our board of directors, nonqualified stock options to purchase 15,000 shares of common stock at a purchase price of $2.33 per share. These options vested upon grant.

   In June 1999, we granted J. Terrence Lanni, a member of our board of directors, nonqualified stock options to purchase 15,000 shares of common stock at a purchase price of $2.33 per share. These options vested upon grant.

   In June 1999, we granted David I. Fuente, a member of our board of directors, nonqualified stock options to purchase 150,000 shares of common stock at a purchase price of $2.33 per share. These options vested upon grant. Mr. Fuente's rights under these options were subsequently assigned to Office Depot.

   In June 1999, we granted Jeffrey A. Neppl, our Senior Vice President--Sales, incentive stock options to purchase 286,305 shares of common stock at a purchase price of $2.33 per share, of which 37,500 shares vested upon grant, 113,805 shares vest over a three-year period, and the remaining shares vest over a five-year period subject to his achievement of performance goals. In July 1999, Mr. Neppl exercised 37,500 of those options.

   In June 1999, we granted Michael L. Ford, our Chief Technical Officer, incentive stock options to purchase 150,000 shares of common stock at a purchase price of $2.33 per share, of which 45,000 vested upon grant, and the remaining shares vest over a three-year period.

   In June 1999, Dr. Ranel Erickson, a founder, granted Mr. Johnson options to purchase 567,000 shares of common stock owned by Dr. Erickson at a purchase price of $8.82 per share. These options vested upon grant. These options were to expire on October 29, 1999. On October 28, 1999, Dr. Erikson extended the term of these options with respect to 450,000 shares at a purchase price of $8.82 per share. In January 2000, Mr. Johnson exercised these options. These contracts are under dispute.

   In July 1999, we granted Richard C. St. Peter, our Executive Vice President, Chief Financial Officer and Treasurer, incentive stock options to purchase 225,000 shares of common stock at a purchase price of $4.00 per share, of which 75,000 shares vest after six months from date of grant, with the remaining shares vesting over a two-year period.

Warrants

   In June 1998, we issued warrants to Mr. Chiles at the direction of Jefferies & Company, Inc., one of our underwriters, and directly to Jefferies & Company, Inc. to purchase 45,000 and 300,000 shares, respectively, of our common stock at a per share exercise price of $0.01 for services provided by Jefferies & Company, Inc. in connection with our Series A Preferred Stock financing. Mr. Chiles is a director of PurchasePro.com and a Managing Director of Jefferies & Company, Inc. Mr. Chiles and Jefferies & Company, Inc. each exercised their warrants in May 1999.

   In June 1998, we issued warrants to Mr. Gallagher and Mr. Flynn to purchase 112,500 shares each of our common stock at a per share exercise price of $0.01 in connection with their investment in our Series A Preferred Stock. Mr. Flynn and Mr. Gallagher were directors of PurchasePro.com from January 1998 through May 1999. Mr. Gallagher and Mr. Flynn each exercised their warrants in February 1999.

   In September 1998, we issued warrants to Mr. Johnson, Mr. Gallagher and Mr. Flynn to purchase 80,000, 26,667 and 26,667 shares, respectively, of our common stock at a per share exercise price of $0.01 in connection with a loan made by Mr. Johnson, Mr. Gallagher and Mr. Flynn to PurchasePro.com. Mr. Johnson exercised his warrants in June 1999.

   On July 22, 1999, we issued a warrant to Office Depot, Inc. to purchase 750,000 shares of our common stock at a per share exercise price of $8.00 in connection with the ongoing strategic relationship between us and Office Depot, Inc.

   We believe that the foregoing transactions were in our best interests. It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates will be entered into only if such transactions are approved by a majority of our disinterested independent directors, are on terms no less favorable to PurchasePro.com than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

   For information concerning indemnification of directors and officers, see "Description of Capital Stock-- Nevada Law and Articles of Incorporation and Bylaws Provisions Affecting Stockholders--Indemnification of Directors and Officers."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PURCHASEPRO.COM, INC.

Date:  May 1, 2000            By  /s/ Scott H. Miller
                                -------------------------------------
                                      Scott H. Miller
                                      Senior Vice President--Finance
                                      and Administration, Chief Accounting
                                      Officer and Assistant Secretary