Form 10-Q
period 2000-03-31
PURCHASEPRO COM INC
filed 2000-05-15
CIK 1087831

================================================================================

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q
                              ___________________


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from ___________________ to _____________________

                              ___________________

                       Commission File Number: 000-26465
                              ___________________

                             PURCHASEPRO.COM, INC.
            (Exact name of registrant as specified in its charter)

              Nevada                                 88-0385401
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

          3291 North Buffalo Drive, Suite 2, Las Vegas, Nevada 89129
              (Address of principal executive offices)(Zip Code)

                                (702) 316-7000
             (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report)
                              ___________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $.01 par value, was 31,677,646 as of April 30, 2000.

===============================================================================

                     PURCHASEPRO.COM, INC. AND SUBSIDIARY

                                   FORM 10-Q

                                   I N D E X

PART I.   FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Balance Sheets at December 31, 1999
               and March 31, 2000...................................................................    1

               Condensed Consolidated Statements of Operations for the
               Three Months Ended March 31, 1999 and March 31, 2000.................................    2

               Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and March 31, 2000.................................    3

               Notes to Condensed Consolidated Financial Statements.................................    4

  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................................    7


PART II. OTHER INFORMATION

  Item 2.      Changes in Securities and Use of Proceeds............................................   20

  Item 6.      Exhibits and Reports on Form 8-K.....................................................   21

               SIGNATURES............................................................................. 21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PURCHASEPRO.COM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                        December 31,         March 31,
                                                                                            1999                2000
                                                                                   -----------------    --------------
                                                                                     (In thousands, except share amounts)
ASSETS
Current assets
  Cash and cash equivalents............................................            $        30,356      $      136,062
  Trade accounts receivable, net.......................................                      1,950               4,638
  Other receivables....................................................                        205                 285
  Prepaid marketing expense............................................                         --              21,000
  Other current assets.................................................                        551               1,287
                                                                                   ---------------      --------------
     Total current assets..............................................                     33,062             163,272
Property and equipment
  Computer equipment...................................................                      8,585              12,170
  Communication equipment..............................................                         65                  65
  Furniture and fixtures...............................................                        890               1,321
  Leasehold improvements...............................................                         58               4,434
                                                                                   ---------------      --------------
                                                                                             9,598              17,990
  Less--accumulated depreciation and amortization......................                     (1,262)             (2,153)
                                                                                   ---------------      --------------
     Net property and equipment........................................                      8,336              15,837
Other assets
  Technology development costs.........................................                         --              49,312
  Prepaid marketing expense............................................                         --              21,000
  Marketable securities................................................                     12,587              13,764
  Editorial content rights.............................................                     10,747              10,747
  Deposits and other...................................................                      1,745               1,488
                                                                                   ---------------      --------------
     Total other assets, net...........................................                     25,079              96,311
                                                                                   ---------------      --------------
     Total assets......................................................            $        66,477      $      275,420
                                                                                   ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.....................................................            $         2,847      $        1,580
  Accrued salaries and benefits........................................                        757                 353
  Deferred revenues....................................................                        250                 856
  Other accrued liabilities............................................                        744                 959
  Notes payable........................................................                         25                  25
  Obligation under marketing and technology development agreement,
     current portion...................................................                         --              14,930
                                                                                   ---------------      --------------
     Total current liabilities.........................................                      4,623              18,703

  Obligation under marketing and technology development agreement,
     net...............................................................                         --              25,582

Stockholders' equity
  Common stock: 28,183,680 and 31,255,314 shares issued and
     outstanding, respectively.........................................                        282                 312
  Additional paid-in capital...........................................                    137,770             334,439
  Deferred stock-based compensation....................................                     (3,941)            (14,866)
  Accumulated deficit..................................................                    (78,741)            (94,409)
  Accumulated other comprehensive income...............................                      6,484               5,659
                                                                                    --------------      --------------

     Total stockholders' equity........................................                     61,854             231,135
                                                                                   ---------------      --------------
     Total liabilities and stockholders' equity........................            $        66,477      $      275,420
                                                                                   ===============      ==============

     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                       --------------------------------------------------
                                                                 1999                       2000
                                                       ----------------------      ----------------------
                                                                (In thousands, except share and
                                                                       per share amounts)
Revenues
 Network access fees..............................                $       537                $     3,421
 Advertising......................................                         --                        750
 Other............................................                        137                        379
                                                                  -----------                -----------
   Total revenues.................................                        674                      4,550
Cost of revenues..................................                        163                        313
                                                                  -----------                -----------

Gross profit......................................                        511                      4,237

Operating expenses
 Sales and marketing..............................                        889                      7,475
 Programming and development......................                        312                      1,460
 General and administrative.......................                        939                      4,775
 Amortization of stock-based compensation.........                        289                      7,387
                                                                  -----------                -----------
   Total operating expenses.......................                      2,429                     21,097
                                                                  -----------                -----------
Operating loss....................................                     (1,918)                   (16,860)
                                                                  -----------                -----------

Other income (expense)
 Interest income (expense), net...................                       (117)                     1,192
 Other............................................                         (1)                        --
                                                                  -----------                -----------
   Total other income (expense)...................                       (118)                     1,192
                                                                  -----------                -----------
Net loss before benefit for income taxes..........                     (2,036)                   (15,668)
                                                                                             -----------
Benefit for income taxes..........................                         --                         --
                                                                  -----------                -----------
Net loss..........................................                     (2,036)                   (15,668)
Preferred stock dividends.........................                       (105)                        --
Accretion of preferred stock to redemption value..                        (46)                        --
Value of preferred stock beneficial conversion
 feature..........................................                       (523)                        --
                                                                  -----------                -----------
Net loss applicable to common stockholders........                $    (2,710)               $   (15,668)
                                                                  ===========                ===========
Net loss per share applicable to common
 stockholders
 Basic............................................                $     (0.24)               $     (0.53)
                                                                  ===========                ===========
 Diluted..........................................                $     (0.22)               $    ( 0.53)
                                                                  ===========                ===========
Weighted average number of common shares
 outstanding
 Basic............................................                 11,485,000                 29,508,540
                                                                  ===========                ===========
 Diluted..........................................                 12,239,999                 29,508,540
                                                                  ===========                ===========


     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                        1999                2000
                                                                                   ----------------     -------------
                                                                                               (In thousands)
Cash flows from operating activities
 Net loss...............................................................           $    (2,036)         $     (15,668)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.........................................                   127                  1,024
  Amortization of stock-based compensation..............................                   289                  7,387
  Provision for doubtful accounts.......................................                    22                    185
  (Increase) decrease in:
   Trade accounts receivable............................................                  (230)                (2,872)
   Other receivables....................................................                  (200)                   (80)
   Prepaid expenses and other...........................................                   (42)                  (736)
  Increase (decrease) in:
   Accounts payable.....................................................                    46                 (1,267)
   Accrued liabilities..................................................                   432                   (189)
   Deferred revenues....................................................                    (3)                   605
                                                                                   -----------          -------------
     Net cash used in operating activities..............................                (1,595)               (11,611)

Cash flows from investing activities
 Purchase of property and equipment.....................................                  (124)                (8,392)
 Purchase of marketable securities......................................                    --                 (2,001)
 Payments under marketing and technology development agreement..........                    --                (25,000)
 Other assets...........................................................                  (196)                   123
                                                                                   -----------          -------------
     Net cash used in investing activities..............................                  (320)               (35,270)

Cash flows from financing activities
 Proceeds from notes payable and advances...............................                   200                     --
 Issuance of common stock, net..........................................                    --                150,703
 Issuance of common stock upon exercise of stock options................                    --                  1,884
 Issuance of preferred stock and warrants, net..........................                   502                     --
                                                                                   -----------          -------------
     Net cash provided by financing activities..........................                   702                152,587

Increase in cash and cash equivalents...................................                (1,213)               105,706
Cash and cash equivalents
 Beginning of period....................................................                 1,689                 30,356
                                                                                   -----------          -------------
 End of period..........................................................           $       476          $     136,062
                                                                                   ===========          =============

Non-cash investing and financing activities
 Obligations under marketing and technology development agreement........                   --          $      40,512
                                                                                   ===========          =============
 Warrants issued under marketing and technology development
 agreement...............................................................                   --          $      25,800
                                                                                   ===========          =============

Cash paid for interest...................................................          $        45          $          46
                                                                                   ===========          =============

     See accompanying notes to condensed consolidated financial statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Basis of Presentation

     The unaudited condensed interim consolidated financial statements of PurchasePro.com, Inc. and its subsidiary, Hospitality Purchasing Systems (collectively, the "Company") for the three months ended March 31, 1999 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months ended March 31, 1999 and 2000. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of full year results. Certain reclassifications have been made to prior period financial statements to conform with the 2000 presentation, which have no effect on previously reported net income.


(2)       Stockholders' Equity

Common Stock

     In February 2000, the Company completed a public offering of 3,000,000 shares of common stock for $80 per share. The Company sold 2,000,000 of the shares, with the remaining 1,000,000 shares being sold by some of the Company's stockholders. Net proceeds to the Company from the secondary offering were $150.7 million.

Common Stock Warrants

     During the three months ended March 31, 2000, two warrant holders exercised 419,219 cashless warrants, and sold a total of 325,000 shares of common stock in the public offering noted above. See note 8 for discussion of warrants granted to non-employees during the three months ended March 31, 2000.


(3)       Deferred Stock-Based Compensation

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through March 31, 2000, the Company recorded deferred stock-based compensation of $28 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(4)       Earnings Per Share

     The computations of basic and diluted earnings per share for each period were as follows:

                                                               Three Months Ended
                                                                   March 31,
                                                       ----------------------------------
                                                            1999                2000
                                                       ---------------       ------------
                                                       (In thousands, except share and per
                                                               share amounts)
Loss (Numerator)
Net loss..........................................      $    (2,036)      $   (15,668)
Preferred stock dividends.........................             (105)               --
Accretion of preferred stock to
 redemption value.................................              (46)               --
Value of preferred stock beneficial
 conversion feature...............................             (523)               --
                                                        -----------       -----------
Basic EPS
Net loss applicable to common
 Stockholders.....................................      $    (2,710)      $   (15,668)
                                                        ===========       ===========
Diluted EPS
Net loss applicable to common
 stockholders after assumed
 conversions......................................      $    (2,710)      $   (15,668)
                                                        ===========       ===========

Shares (Denominator)
Basic EPS
Net loss applicable to common
 Stockholders.....................................       11,485,000        29,508,540

Effect of Securities Issued for Nominal Consideration
Warrants..........................................          839,999                --
Exercise of Warrants..............................          (85,000)               --
                                                        -----------       -----------
Diluted EPS
Net loss applicable to common
 stockholders after assumed
 conversions......................................       12,239,999        29,508,540
                                                        ===========       ===========
Per Share Amount
Basic EPS.........................................      $     (0.24)      $     (0.53)
                                                        ===========       ===========
Diluted EPS.......................................      $     (0.22)      $     (0.53)
                                                        ===========       ===========

     Options to purchase 1,730,700, and 5,717,999 shares of common stock were outstanding as of March 31, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.


(5)       Marketable Securities

     Subsequent to March of 2000, one of the Company's investments suffered a decline in market value, causing the amount of accumulated other comprehensive income to decrease to $3.0 million at April 30, 2000, from $5.7 million at March 31, 2000.

(6)       Related Party Transaction

     The Company entered into a strategic sales and marketing agreement with Office Depot, Inc. Office Depot is a significant stockholder and its CEO is a Director of the Company. Pursuant to the sales and marketing agreement, Office Depot purchased subscriptions for network access for its customers that represented 44% of net revenues for the three months ended March 31, 2000.

(7)       Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137, which defers the effective date of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does management expect the Company to engage in, derivative or hedging activities, and therefore, management does not believe that SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

     In December, 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's operations or financial position.


(8)       America Online Agreement

     On March 16, 2000, the Company entered into a series of agreements with America Online, Inc. (AOL) to co-develop a new generation of the Company's marketplace technology and to co-develop and market a co-branded marketplace.

     The Company and AOL will each contribute technology to the development alliance and co-manage the development of the new marketplace technology. The Company will pay AOL $20 million in quarterly installments beginning August 1, 2000 and AOL will make AOL programmers available to the development alliance.

     The parties have agreed to market the co-branded marketplace across the AOL properties. The Company will pay AOL $50 million for marketing support in the form of advertising impressions. The Company paid $25 million to AOL in March 2000 and the $25 million balance is to be paid in seven quarterly installments beginning June 30, 2000.

     The Company and AOL have agreed to a revenue sharing arrangement, under which they will share revenue generated by the co-branded marketplace, including network access fees, transaction fees and advertising revenue. In addition, the Company and AOL will share revenue resulting from the marketing of marketplaces utilizing the co-developed technology to AOL's trading partners.

     Interest has been imputed at 10% on the obligations to AOL, and the amounts reflected in the accompanying condensed consolidated balance sheets are net of discounts. The discounted value of the obligation has been recorded as a liability called Obligation Under Marketing and Technology Development Agreement, with a portion classified as current based on the scheduled payment dates.

     The Company also issued AOL warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $126.51 (adjusted after one year, as to any unvested warrants, to the then-current market price of the Company's common stock). The warrants are exercisable from the time they vest until March 2003 as follows:

     .    500,000 immediately;

     . 1,500,000 as revenue is earned by the Company under the terms of the agreement. Vesting begins when annualized revenues equal $25 million and vest one share per $80 of revenue thereafter.

     The value of the warrants was determined to be $25.8 million using the Black Scholes model, and the value is recorded as additional paid-in capital.

     The total amount of payments and warrants given to AOL have been recorded as prepaid marketing expense and technology development costs based on their relative fair values. The prepaid marketing expense will be charged to sales and marketing expense as impressions are delivered. The technology development costs will be amortized to programming and development expense over five years (the estimated useful life of such costs and the agreement term, including expected renewals).

     At certain revenue thresholds and at certain times during the agreement term, AOL has the option to (1) receive a share of the revenue from the decision point forward, or (2) receive a cash payment of $25 million in exchange for providing additional future advertising. The contingent payment will be accrued as revenue is earned, and a corresponding prepaid marketing expense will be recorded. Should AOL elect the revenue share, the asset and liability will be eliminated at that time.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2000 and for the three months ended March 31, 1999 and 2000, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Overview

     PurchasePro.com, Inc. is a leading provider of Internet business-to-business electronic commerce services. We develop public and private online business procurement network communities. Our procurement networks provide businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet.

     Our predecessor company was incorporated in October 1996. In January 1998, we incorporated PurchasePro.com, Inc. and acquired all of the assets and assumed all of the liabilities of our predecessor. In August 1998, we acquired our subsidiary company, Hospitality Purchasing Systems (HPS). From October 1996 to the commercial release of our service in April 1997, we were primarily engaged in raising capital and developing our procurement network and software infrastructure.

     In April 1997, we released PurchasePro 1.0, enabling our members to transact e-commerce over our procurement network. Our next release in July 1997 provided this capability over the Internet. In September 1998, we released PurchasePro 3.0, our procurement network enabling software. In February 1999, we released PurchasePro 4.0, which allows members the additional capability of building private procurement networks. On December 15, 1999, the Company released a browser-based version which allows members to access the network directly without the use of software.

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

     In September 1999, we began generating transaction fee revenues from transactions consummated by our members with value added merchandise and service providers. Also, we began generating advertising fees, which we believe will continue to generate both transaction fees and advertising revenues in the future, and that these revenue streams will become a more significant portion of our total revenues. As of March 31, 2000, we believe that there are approximately 32,000 users that have been provided with the capability to access and use our procurement network.

     Since our inception on October 8, 1996, we have incurred significant net losses. From inception through December 31, 1996, we had a net loss of $123,000. For the years ended December 31, 1997, 1998 and 1999, our net losses applicable to common stockholders were $3.0 million, $7.1 million and $82.0 million, respectively. For the three months ended March 31, 1999 and 2000, we had net losses applicable to common stockholders of $2.7 million and $15.7 million, respectively. Through March 31, 2000, our accumulated deficit totaled $94.4 million.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the financial statements and notes thereto.


                                                               Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                               1999              2000
                                                           ------------       ---------
Revenues..........................................
 Network access fees..............................             79.7 %            75.2 %
    Advertising...................................             --                16.5
 Other............................................             20.3               8.3
                                                            -------           -------
                                                              100.0             100.0
Cost of revenues..................................             24.2               6.9
                                                            -------           -------
Gross profit......................................             75.8              93.1
Operating expenses
 Sales and marketing..............................            131.9             164.3
 Programming and development......................             46.3              32.1
 General and administrative.......................            139.3             104.9
 Amortization of stock-based compensation.........             42.9             162.4
                                                            -------           -------
  Total operating expenses........................            360.4             463.7
                                                            -------           -------
Operating loss....................................           (284.6)           (370.6)
Other income (expense)............................            (17.5)             26.2
                                                            -------           -------
Net loss..........................................           (302.1)           (344.4)
Preferred stock dividends, accretion
 of preferred stock to redemption
 value and value of preferred stock
 beneficial conversion feature....................           (100.0)             --
                                                            -------           -------
Net loss applicable to common
 Stockholders.....................................           (402.1)%          (344.4)%
                                                            =======           =======


 Comparison of the Three Months Ended March 31, 1999 and March 31, 2000

     Revenues. Our revenues consist primarily of (1) network access fees for access to our public and private networks, (2) advertising on our networks and
(3) other revenues associated with our networks and our HPS subsidiary, including transaction fees, web-site development and hosting, and catalog development. Network access fees include subscriptions to our public networks generally paid by vendors. Network access fees also include fees paid by larger buyer companies for developing, hosting and maintaining private procurement networks, as well as providing customer support. Our net revenues increased from $674,000 for the three months ended March 31, 1999, to $4.6 million for the three months ended March 31, 2000. Substantially all of this increase resulted from growth in our membership, new network access, and advertising. Our network access revenue increased from $537,000 for the three months ended March 31, 1999 to $3.4 million for the three months ended March 31, 2000. Of the increase, $2 million relates to the Office Depot sales agreement, whereby Office Depot pays the network access fees for their customers. Advertising revenue increased from $0 for the three months ended March 31, 1999 to $750,000 for the three months ended March 31, 2000. Other revenues, including web site development and hosting fees, catalog fees, and finance charges, increased from $137,000 for the three months ended March 31, 1999, to $379,000 for the three months ended March 31, 2000.

     Cost of Revenues.   Our cost of revenues consists primarily of costs for
member support and Web site operations, including fees for independent contractors, compensation for our member support and site operations personnel. Our cost of revenue increased from $163,000 for the three months ended March 31, 1999, to $313,000 for the three months ended March 31, 2000. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $139,000 for the three months ended March 31, 1999 to $205,000 for the three months ended March 31, 2000. We expect that our cost of revenues will increase in absolute dollars, but will remain constant or decrease as a percentage of revenues in future periods. This reflects the increased efficiency of our member service department to provide service to our customers and the decrease in the number of member service calls per member as our members gain experience using the network. Our gross profit increased from $511,000 for the three months ended March 31, 1999 to $4.2 million for the three months ended March 31, 2000.

     Sales and Marketing Expenses.   Our sales and marketing expenses are
comprised primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising, trade show and other promotional activities. Our sales and marketing expenses increased from $889,000 for the three months ended March 31, 1999, to $7.5 million for the three months ended March 31, 2000. This increase is primarily attributable to an increase in the size of our sales force. Expenses related to personnel costs of sales and marketing personnel increased from $588,000 for the three months ended March 31, 1999 to $4.8 million for the three months ended March 31, 2000. Travel and related costs increased from $105,000 for the three months ended March 31, 1999, to $907,000 for the three months ended March 31, 2000. Costs associated with our marketing activities increased from $88,000 for the three months ended March 31, 1999, to $1.7 million for the three months ended March 31, 2000. We expect that our sales and marketing expenditures will continue to increase, both in absolute dollars and as a percentage of net revenues, a result of the anticipated expenditures under the AOL agreement and other increased marketing efforts.

     Programming and Development Expenses.   Programming and development
expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $312,000 for the three months ended March 31, 1999, to $1.5 million for the three months ended March 31, 2000. The increase is primarily attributable to an increase in our programming staff. Expenses related to program and development personnel increased from $279,000 for the three months ended March 31, 1999 to $1.2 million for the three months ended March 31, 2000. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues as we anticipate continuing to develop and enhance our network capabilities.

     General and Administrative Expenses.   Our general and administrative
expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility costs and communications costs. Our general and administrative expenses increased from $939,000 for the three months ended March 31, 1999, to $4.8 million for the three months ended March 31, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $435,000 for the three months ended March 31, 1999 to $1.3 million for the three months ended March 31, 2000. Facilities costs increased from $188,000 for the three months ended March 31, 1999, to $775,000 for the three months ended March 31, 2000, as the result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $21,000 for the three months ended March 31, 1999, as compared to $185,000 for the three months ended March 31, 2000. The increase corresponds primarily to the increase in our revenues. Depreciation and amortization also increased over the same periods from $83,000 to $934,000, respectively. The increase is mainly related to the addition of computer equipment and leasehold improvements. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations.

     Deferred Stock-Based Compensation.   During the three months ended March
31, 1999 and 2000, we charged an additional $1.9 million and $18.3 million, respectively, of deferred stock-based compensation to stockholder's equity in connection with certain stock options granted to employees. The deferred stock compensation is being amortized over the vesting periods of the related options. For the same periods, amortization of deferred stock-based compensation totaled $289,000 and $7.4 million, respectively.

     Other Income (Expense).   Interest income increased from $0 to $1.2 million
for the three months ended March 31, 1999 and 2000, respectively. The increase relates to interest earned on public offering proceeds that were invested in short- and long-term investments. Our interest expense decreased from $117,000 for the three months ended March 31, 1999, to $0 for the three months ended March 31, 2000. The decrease resulted from the repayment of $2.3 million of notes payable. Interest expense in 1999 primarily related to borrowings from our Chairman and Chief Executive Officer on notes payable outstanding since September 1998 and December 1998.

Liquidity and Capital Resources

     Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the three months ended March 31, 1999 and 2000, we used a total of $1.6 million and $11.6 million of cash, respectively in our operating activities. Cash used in operating activities in each period resulted primarily from a net loss in those periods. For the three months ended March 31, 1999 and 2000, our cash used in operating activities included increases in our trade accounts receivable of $230,000 and $2.9 million, respectively. The increase is primarily attributable to billings for larger network access contracts and advertising revenues in the first quarter of 2000.

     The increase for the first three months ended March 31, 2000, also includes $2 million due from Office Depot under the terms of the arrangement discussed earlier.

     For the three months ended March 31, 1999 and 2000, we used cash totaling $320,000 and $35.3 million, respectively in our investing activities, which have consisted primarily of expenditures for computer and related equipment, leasehold improvements, investment in other companies and payment for long-term strategic marketing opportunities. The increase includes the $25 million payment made to AOL in March 2000 under our marketing and technology development agreement (see note 8 to Notes to Condensed Consolidated Financial Statements).

     Net cash provided by financing activities for the three months ended March 31, 1999 and 2000, was $702,000 and $152.6 million, respectively. This increase includes the net proceeds of our secondary public offering on February 10, 2000.

     As of March 31, 2000, our principal source of liquidity was approximately $136 million of cash and cash equivalents. As of March 31, 2000, we had material commitments for capital expenditures of $9 million. We expect such expenditures will primarily be for leasehold improvements to our new technical facility and computer equipment to expand and enhance our network. As described in note 8 Notes to the Condensed Consolidated Financial Statements, we have commitments to pay AOL $45 million over the next two years under our marketing and technology development agreement. We have also entered into several non-cancelable lease commitments that will require payments of approximately $9.6 million over the next ten years.

     We believe that we have sufficient cash and cash equivalents, including the proceeds from our public offerings, to fund our operating and investing activities for at least the next 15 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations.

Risk Factors

  You should carefully consider the following risk factors, in addition to the other information in this report. Each of these risk factors could adversely affect our business, financial condition and results of operations as well as adversely affect the value of an investment in our common stock.

We are an early stage company. Our limited operating history makes it difficult to evaluate our future prospects.

  We only began offering access to our procurement network in April 1997. We have entered into the majority of our contracts and significant relationships only within the last 18 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

  We have never been profitable and expect to continue to incur operating losses on both a quarterly and annual basis for at least the foreseeable future. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996. As of March 31, 2000, we had an accumulated deficit of $94.4 million. For a detailed discussion of our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." We expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues for profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

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

  We from time to time issue press releases and give press interviews concerning our products, business and strategic relationships. Some of our recent press releases and interviews contained statements about the potential revenue that may be achieved as a result of these strategic relationships, including our recently announced relationship with Sprint. These statements were based on our internal estimates and projections.

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

  In addition, in an article published by The Street.com on December 3, 1999, Mr. Johnson was quoted as saying he expects a "significant leap" in non-hospitality transaction fees in the quarter ended December 31, 1999. While we believe the percentage increase in our non-hospitality transaction fees in the quarter ended December 31, 1999 was significant, the amount of non-hospitality transaction fees was not a material component of our revenues for that quarter. These statements about our expected levels of transaction fee revenues are forward-looking statements that are subject to risks and uncertainties, including the risks described in this section. Actual results could differ materially.

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

We have historically received a substantial portion of our revenue from companies serving the hospitality industry. A serious downturn in the hospitality industry could adversely affect us.

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

  Continued implementation of our business plan requires an effective planning and management process. Our business will suffer dramatically if we do not effectively manage our growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We have grown from eight employees in January 1997 to 502 employees as of March 31, 2000. In addition, we plan to continue to add to our sales and marketing, customer support and product development personnel. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

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

  We have generated substantially all of our revenues through member subscription and fees for access to our procurement networks. A failure of our members to continuously renew their contracts, or a high rate of termination, would significantly reduce our revenues. For the three months ended March 31, 2000, approximately 75% of our revenues were comprised of network access fees. Generally, our subscription and network access fee contracts are entered into on a month-to-month basis. Although we have executed contracts of a longer duration, generally these longer contracts may be terminated on short-term notice. Some of our agreements with members are verbal and may be terminated at any time. We have expended significant financial and personnel resources and have expanded our operations on the assumption that these will be long-term contracts. If these become contracts of short-term duration because of an early termination or non-renewal by the member, we may be unable to recover the costs we incurred and our business could suffer dramatically.

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

  Even if the Internet is widely adopted as a means of commerce, the adoption of our procurement network, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solution.

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

  In addition, we intend to seek approval from our stockholders to increase the amount of our authorized capital stock, which could then be used to prevent a change in control.

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

PART II.  OTHER INFORMATION
Item 2.   Changes in Securities and Use of Proceeds


Changes in Securities

     During the quarter ended March 31, 2000 we granted options to purchase 988,700 shares of common stock to employees under our 1999 Equity Incentive Plan and our 1998 Stock Option Plan. During the quarter ended March 31, 2000, employees, consultants and other service providers of the Company exercised options to purchase 789,126 shares of common stock. The sale of the above securities was registered on a Registration Statement on Form S-8 (No. 333-91533) under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act.

Secondary Public Offering of Common Stock

     On February 10, 2000, we completed a public offering of our common stock. The managing underwriters in the offering were Credit Suisse First Boston, Bear Stearns & Co., Robertson Stephens, Prudential Volpe Technology, and Jefferies & Company. The shares of the common stock sold in the offering were registered under the Act, on a Registration Statement on Form S-1 (No. 333-92303). The Securities and Exchange Commission declared the Registration Statement effective on February 10, 2000, for the sale of the 3,000,000 shares of common stock registered under the Registration Statement (including 1,000,000 shares sold by stockholders). The initial public offering price was $80 per share for an aggregate public offering of $240.0 million (including $80.0 million related to the shares sold by Stockholders). We paid a total of $12.5 million in underwriting discounts and commissions (including $4.2 million related to the shares sold by stockholders). In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of PurchasePro.com or their associates, persons owning 10 percent or more of any class of equity securities of PurchasePro.com or an affiliate of PurchasePro.com.


  SEC registration..............................  $  130,000
  NASDAQ National Market Listing Fee............      48,000
  Printing and engraving........................     265,000
  Legal fees and expenses.......................     550,000
  Accounting fee and expenses...................     100,000
  Transfer agent fees...........................      10,000
  Miscellaneous.................................     150,000
                                                  ----------
   Total........................................  $1,253,000
                                                  ==========



     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to PurchasePro.com from the offering are approximately $150 million. The net proceeds are predominately held in a short-term investments at March 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

          10.23     Office Depot Statement of Work and Network Access Agreement
          10.24     AOL Technology Development Agreement
          10.25 AOL Interactive Marketing Agreement (confidential treatment has been requested for certain portions of this exhibit)
          27.1      Financial Data Schedule

(b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 2000.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PURCHASEPRO.COM, INC.

Date:  May 12, 2000              By:       /s/ James P. Clough
                                      ------------------------------------------
                                      James P. Clough, Senior Executive Vice
                                      President and Chief Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT NO.                            EXHIBIT TITLE
       -----------            -----------------------------------------------


          10.23               Office Depot Statement of Work and Network Access
                              Agreement
          10.24               AOL Technology Developnment Agreement
          10.25               AOL Interactive Marketing Agreement
          27.1                Financial Data Schedule

(b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 2000.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PURCHASEPRO.COM, INC.

Date:  May 12, 2000              By:       /s/ James P. Clough
                                      ------------------------------------------
                                      James P. Clough, Senior Executive Vice
                                      President and Chief Financial Officer

                                      -21-


        27.1                  Financial Data Schedule