Form 10-Q
period 2000-06-30
PURCHASEPRO COM INC
filed 2000-08-15
CIK 1087831

================================================================================

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

                                   ---------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000.

                   Part I has been omitted from this Report.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______________ to ______________

                       Commission File Number: 000-26465

                                 -------------

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

                                ------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $.01 par value, was 32,198,794 as of July 31, 2000.

================================================================================

                    PURCHASEPRO.COM, INC. AND SUBSIDIARY

                                  FORM 10-Q

                                  I N D E X

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

 Item 2.    Changes in Securities and Use of Proceeds........................................................         2

 Item 4.    Submission of Matters to a Vote of Security Holders..............................................         2

 Item 6.    Exhibits and Reports on Form 8-K.................................................................         2

            SIGNATURES.......................................................................................         4

            EXHIBIT INDEX....................................................................................         6

PART I.  FINANCIAL INFORMATION

Part I will be filed by amendment to this Quarterly Report on Form 10-Q.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Changes in Securities

  During the three months ended June 30, 2000, we granted options to purchase 181,000 shares of common stock to employees, and during the six months ended June 30, 2000, we granted options to purchase 1,661,950 shares of common stock to employees, under our 1999 Equity Incentive Plan. During the quarter ended June 30, 2000, employees, consultants and other service providers of the Company exercised options to purchase 791,850 shares of common stock and one warrant holder exercised warrants to purchase 400,000 shares of common stock. The sale of the above securities was registered on a Registration Statement on Form S-8 (No. 333-91533) under the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Securities Holders

   (a) Annual Meeting of Stockholders was held of July 21, 2000.

   (b) Shareholders voted for the election of Ms. Martha Layne Collins and Mr. David I. Fuente as Class I Directors. Messrs. John G. Chiles and Michael
       D. O'Brien continued as Class II Directors. Messrs. Christopher P. Carton and Charles E. Johnson, Jr. continued as Class III Directors.

   (c) Proposal One to elect two Directors to the Company's Board of Directors to serve until the 2003 Annual Meeting resulted in the election of Ms. Collins with 23,889,454 (99.42%) votes for and 138,709 (0.58%) withheld, and Mr. Fuente with 23,950,596 (99.68%) votes for and 77,567 (0.32%)
       withheld.

       Proposal Two to approve the Amendment to the Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock by 150,000,000 shares. The proposal was approved as follows: 22,604,710 (94.1%) votes for, 1,397,554 (5.8%) against, and
       25,889 (0.1%) abstaining. There were no broker non-votes.

       Proposal three to approve the Amendment to the PurchasePro.com, Inc. 1999 Stock plan to reserve additional 4,500,000 shares for issuance under the Plan. The proposal was approved as follows: 16,970,451 (94.0%) votes for, 1,052,658 (5.8%) against, and 30,664 (0.29%) abstaining.
       There were 5,974,390 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

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

       10.23 Warrant to Purchase Common Stock of the Company dated November 1999 (issued to Sprint Communications Company L.P.) (filed as
                Exhibit 10.23 to our Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

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

       10.29 Office Depot Statement of Work and Network Access Agreement (filed as Exhibit 10.23 to our March 31, 2000 Form 10-Q (No.000-26465), and incorporated herein by reference).

       10.30 AOL Technology Development Agreement (filed as Exhibit 10.24 to our March 31, 2000 Form 10-Q (No.000-26465), and incorporated herein by reference).

       10.31 AOL Interactive Marketing Agreement (confidential treatment has been requested for certain portions of this exhibit)(filed as
                Exhibit 10.25 to our March 31, 2000 Form 10-Q (No. 000-26465),
                and incorporated herein by reference).

       10.32    Advanstar Warrant Agreement Amendment No. 1.

       10.33 Certificate of Amendment to the Amended and Restated Articles of Incorporation.

       23.1     Consent of Arthur Andersen LLP.

       27.1     Financial Data Schedule.
------------
*  Indicates management contract or compensatory plan or agreement.

+ Confidential treatment has been granted with respect to certain portions of these agreements.

   (b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PURCHASEPRO.COM, INC.

Date: August 14, 2000        By:  /s/ James P. Clough
                                  --------------------------------------
                                  James P. Clough, Senior Executive Vice
                                  President and Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibit No.  Description of Document
   -----------  -----------------------
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

       10.10    Agreement dated as of January 1999 between Registrant and E-
                Marketpro, LLC (filed as Exhibit 10.10 to our Registration
                Statement on Form S-1 (No. 333-01865), and incorporated herein by reference).

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

   Exhibit No.  Description of Document
   -----------  -----------------------
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

       10.23    Warrant to Purchase Common Stock of the Company dated November
                1999 (issued to Sprint Communications Company L.P.) (filed as
                Exhibit 10.23 to our Registration Statement on Form S-1 (No. 333-
                92303), and incorporated herein by reference).

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

       10.29    Office Depot Statement of Work and Network Access Agreement
                (filed as Exhibit 10.23 to our March 31, 2000 Form 10-Q
                (No.000-26465), and incorporated herein by reference).

       10.30 AOL Technology Development Agreement (filed as Exhibit 10.24 to our March 31, 2000 Form 10-Q (No.000-26465), and incorporated herein by reference).

       10.31    AOL Interactive Marketing Agreement (confidential treatment has been requested for certain portions of this exhibit)(filed as
                Exhibit 10.25 to our March 31, 2000 Form 10-Q (No.000-26465), and
                incorporated herein by reference).
 .

       10.32    Advanstar Warrant Agreement Amendment No. 1.

       10.33    Certificate of Amendment to the Amended and Restated Articles of
                Incorporation.

       23.1     Consent of Arthur Andersen LLP.

       27.1     Financial Data Schedule.

------------
*  Indicates management contract or compensatory plan or agreement.

+ Confidential treatment has been granted with respect to certain portions of these agreements.