Form 10-Q/A
period 2000-06-30
PURCHASEPRO COM INC
filed 2000-08-15
CIK 1087831

                                                    The following items were the
                                                    subject of a Form 126-25 and
                                                     are included herein: Part I
================================================================================

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                  FORM 10-Q/A

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

================================================================================

                    PURCHASEPRO.COM, INC. AND SUBSIDIARY

                                  FORM 10-Q

                                  I N D E X

PART I.  FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets at December 31, 1999
            and June 30, 2000 (unaudited)....................................................................             1

            Condensed Consolidated Statements of Operations for the
            Three Months and Six Months Ended June 30, 1999 (unaudited) and June 30, 2000 (unaudited)........             2

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 (unaudited) and June 30, 2000 (unaudited).........................             3

            Notes to Condensed Consolidated Financial Statements (unaudited).................................             4

 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................................             8

PART II.  OTHER INFORMATION

 Item 2.    Changes in Securities and Use of Proceeds........................................................            20

 Item 4.    Submission of Matters to a Vote of Security Holders..............................................            20

 Item 6.    Exhibits and Reports on Form 8-K.................................................................            20

            SIGNATURES.......................................................................................            22

            EXHIBIT INDEX....................................................................................            23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,          June 30,
                                                                           1999                2000
                                                                     ----------------  --------------------
                                                                                           (unaudited)
                                                                      (In thousands, except share amounts)
ASSETS
Current assets
 Cash and cash equivalents.........................................         $ 30,356             $ 120,731
 Trade accounts receivable, net....................................            1,950                 9,371
 Other receivables.................................................              205                   799
 Other current assets..............................................              551                 1,501
                                                                            --------             ---------
  Total current assets.............................................           33,062               132,402
Property and equipment
 Computer equipment................................................            8,585                16,575
 Communication equipment...........................................               65                    65
 Furniture and fixtures............................................              890                 1,353
 Leasehold improvements............................................               58                 6,088
                                                                            --------             ---------
                                                                               9,598                24,081
 Less--accumulated depreciation and amortization...................           (1,262)               (3,394)
                                                                            --------             ---------
  Net property and equipment.......................................            8,336                20,687
Other assets
 Intangibles, net..................................................           10,747               102,498
 Marketable securities.............................................           12,587                13,645
 Deposits and other................................................            1,745                 2,090
                                                                            --------             ---------
  Total other assets, net..........................................           25,079               118,233
                                                                            --------             ---------
  Total assets.....................................................         $ 66,477             $ 271,322
                                                                            ========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable..................................................         $  2,847             $      60
 Accrued salaries and benefits.....................................              757                   989
 Deferred revenues.................................................              250                   972
 Obligation under marketing and technology development agreement,
  current portion..................................................              ---                27,857
 Other accrued liabilities.........................................              744                 1,507
 Notes payable.....................................................               25                    25
                                                                            --------             ---------
  Total current liabilities........................................            4,623                31,410
 Obligation under marketing and technology development agreement,
  net of current portion...........................................              ---                13,655
Stockholders' equity
 Common stock: 28,183,680 and 31,939,279 shares issued and
  outstanding, respectively........................................              282                   320
 Additional paid-in capital........................................          137,770               336,776
 Deferred stock-based compensation.................................           (3,941)               (9,816)
 Accumulated deficit...............................................          (78,741)             (106,563)
 Accumulated other comprehensive income............................            6,484                 5,540
                                                                            --------             ---------
  Total stockholders' equity.......................................           61,854               226,257
                                                                            --------             ---------
  Total liabilities and stockholders' equity.......................         $ 66,477             $ 271,322
                                                                            ========             =========

     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended,                       Six Months Ended,
                                                                   June 30                                  June 30
                                                    --------------------------------------  ---------------------------------------
                                                             1999                2000                1999                 2000
                                                          -----------         -----------         -----------          -----------
                                                                  (In thousands except share and per share amounts)
Revenues
 Network access fees..............................        $       807         $     7,169         $     1,343          $    10,590
 Software license fees............................                ---               1,485                 ---                1,485
 Advertising......................................                ---                 704                 ---                1,454
 Other............................................                199                 156                 337                  535
                                                          -----------         -----------         -----------          -----------
  Total revenues..................................              1,006               9,514               1,680               14,064
Cost of revenues..................................                187                 700                 350                1,013
                                                          -----------         -----------         -----------          -----------
Gross profit......................................                819               8,814               1,330               13,051

Operating expenses
 Sales and marketing..............................              1,282               9,705               2,171               17,180
 Programming and development......................                467               1,756                 779                3,216
 General and administrative.......................              2,484               5,699               3,423               10,474
 Amortization of stock-based compensation.........                800               5,050               1,089               12,437
                                                          -----------         -----------         -----------          -----------
  Total operating expenses........................              5,033              22,210               7,462               43,307

Operating loss....................................             (4,214)            (13,396)             (6,132)             (30,256)

Other income (expense)
 Interest income (expense), net...................                (43)              1,242                (160)               2,434
 Other............................................               (278)                ---                (279)                 ---
                                                          -----------         -----------         -----------          -----------
  Total other income (expense)                                   (321)              1,242                (439)               2,434
                                                          -----------         -----------         -----------          -----------

Net loss before benefit for income taxes..........             (4,535)            (12,154)             (6,571)             (27,822)
Benefit for income taxes..........................                ---                 ---                 ---                  ---
                                                          -----------         -----------         -----------          -----------
Net loss..........................................             (4,535)            (12,154)             (6,571)             (27,822)
Preferred stock dividends.........................               (182)                ---                (287)                 ---
Accretion of preferred stock to redemption value..                (49)                ---                 (95)                 ---
Value of preferred stock beneficial conversion
 feature..........................................             (8,877)                ---              (9,400)                 ---
                                                          -----------         -----------         -----------          -----------
Net loss applicable to common stockholders........        $   (13,643)        $   (12,154)        $   (16,353)         $   (27,822)
                                                          ===========         ===========         ===========          ===========

Net loss per share applicable to common
 stockholders
 Basic............................................             $(1.14)             $(0.38)             $(1.39)              $(0.93)
                                                          ===========         ===========         ===========          ===========
 Diluted..........................................             $(1.10)             $(0.38)             $(1.32)             $( 0.93)
                                                          ===========         ===========         ===========          ===========

Weighted average number of common shares
 outstanding
 Basic............................................         11,983,850          31,707,160          11,740,000           29,945,437
                                                          ===========         ===========         ===========          ===========
 Diluted..........................................         12,455,100          31,707,160          12,352,500           29,945,437
                                                          ===========         ===========         ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                    1999          2000
                                                                                 ---------     ----------
                                                                                      (In thousands)
Cash flows from operating activities
 Net loss.....................................................................   $  (6,571)       $(27,822)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................         188           2,458
  Amortization of stock-based compensation....................................       1,089          12,437
  Imputed Interest............................................................          --             559
  Amortization of imputed interest............................................         355              --
  Provision for doubtful accounts.............................................         155             630
  Non-cash service............................................................         800              --
 (Increase) decrease in:
  Trade accounts receivable...................................................        (690)         (8,098)
  Other receivables...........................................................           8            (595)
  Prepaid expenses and other..................................................         (55)         (1,108)
 Increase (decrease) in:
  Accounts payable............................................................         107          (2,786)
  Accrued liabilities.........................................................         348           1,043
  Deferred revenues...........................................................          13             722
                                                                                   -------        --------
   Net cash used in operating activities......................................      (4,253)        (22,560)

Cash flows from investing activities
 Purchase of property and equipment...........................................        (683)        (14,484)
 Purchase of marketable securities............................................          --          (2,001)
 Payments under marketing and technology development agreement................          --         (25,000)
 Other assets.................................................................        (619)           (945)
                                                                                   -------        --------
   Net cash used in investing activities......................................      (1,302)        (42,430)

Cash flows from financing activities
 Proceeds from notes payable and advances.....................................         200              --
 Repayment of notes payable and advances......................................      (1,350)             --
 Issuance of common stock, net................................................           5         154,965
 Issuance of preferred stock and warrants, net................................       8,026             400
                                                                                   -------        --------
   Net cash provided by financing activities..................................       6,881         155,365
                                                                                   -------        --------
Increase in cash and cash equivalents.........................................       1,326          90,375
                                                                                   -------        --------
Cash and cash equivalents
 Beginning of period..........................................................       1,689          30,356
                                                                                   -------        --------
 End of period................................................................     $ 3,015        $120,731
                                                                                   =======        ========
Non-cash investing and financing activities
 Obligations under marketing and technology development agreement.............     $    --        $ 40,512
                                                                                   =======        ========
 Warrants issued under marketing and technology development agreement.........     $    --        $ 25,800
                                                                                   =======        ========
Cash paid for interest........................................................     $   118        $     --
                                                                                   =======        ========

     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

  The unaudited condensed interim consolidated financial statements of PurchasePro.com, Inc. and its subsidiary, Hospitality Purchasing Systems (collectively, the "Company") for the three months and six months ended June 30, 1999 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months and six months ended June 30, 1999 and 2000. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of full year results. Certain reclassifications have been made to prior period financial statements to conform to the 2000 presentation, which have no effect on previously reported revenue or net income.

(2)  Revenue Recognition

  In the second quarter of 2000, the Company began recognizing revenue from the sale of software licenses. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.

(3)  Stockholders' Equity

Common Stock

  During the three months ended June 30, 2000, the Company issued 791,850 shares of common stock exercised through stock option plans.

Stock Options

  The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its stock option plans. On August 14, 2000, the Board of Directors authorized the issuance of options to purchase 1,172,500 shares of common stock to certain executive officers at a price equal to fair market value.

Common Stock Warrants

  During the six months ended June 30, 2000, one warrant holder exercised 400,000 warrants at $.01 per share.

(4)  Deferred Stock-Based Compensation

  The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through June 30, 2000, the Company recorded deferred stock-based compensation of $28 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5)  Earnings Per Share

  The computations of basic and diluted earnings per share (EPS) for each period were as follows:

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                              --------------------------  -------------------------
                                                                 1999          2000          1999          2000
                                                              -----------   -----------   -----------   -----------
                                                                (In thousands, except share and per share amounts)
Loss (Numerator)
Net loss..................................................    $    (4,535)  $   (12,154)  $    (6,571)  $   (27,822)
Preferred stock dividends.................................           (182)           --          (287)           --
Accretion of preferred stock to redemption value..........            (49)           --           (95)           --
Value of preferred stock beneficial conversion feature....         (8,877)           --        (9,400)           --
                                                              -----------   -----------   -----------   -----------
Basic EPS
Net loss applicable to common stockholders................    $   (13,643)  $   (12,154)  $   (16,353)  $   (27,822)
                                                              ===========   ===========   ===========   ===========
Diluted EPS
Net loss applicable to common stockholders after assumed
 conversions..............................................    $   (13,643)  $   (12,154)  $   (16,353)  $   (27,822)
                                                              ===========   ===========   ===========   ===========
Shares (Denominator)

Basic EPS
Net loss applicable to common stockholders: shares
 outstanding..............................................     11,983,850    31,707,160    11,740,000    29,945,437

Effect of Securities Issued for Nominal Consideration
Warrants..................................................        839,999            --       839,999            --
Exercise of Warrants......................................       (368,749)           --      (227,499)           --
                                                              -----------   -----------   -----------   -----------
Diluted EPS
Net loss applicable to common stockholders after assumed
 conversions: shares outstanding..........................     12,455,100    31,707,160    12,352,500    29,945,437
                                                              ===========   ===========   ===========   ===========
Per Share Amount
Basic EPS.................................................    $     (1.14)  $     (0.38)  $     (1.39)  $     (0.93)
                                                              ===========   ===========   ===========   ===========
Diluted EPS...............................................    $     (1.10)  $     (0.38)  $     (1.32)  $     (0.93)
                                                              ===========   ===========   ===========   ===========

  Options to purchase 3,150,401 and 5,094,777 shares of common stock were outstanding as of June 30, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

(6)  Marketable Securities

  Marketable securities consist of investments in other companies in the form of equity securities. The Company has classified all investments as available-for-sale. Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity (deficit) until realized. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

  Subsequent to June 30, 2000, one of the Company's investments suffered a decline in market value, causing the amount of accumulated other comprehensive income to decrease to $2.7 million at July 31, 2000, from $5.5 million at June 30, 2000.

(7)  Related Party Transaction

  The Company entered into a strategic sales and marketing agreement with Office Depot, Inc in the first quarter of 2000. Office Depot is a significant stockholder and its CEO is a Director of the Company. Pursuant to the sales and marketing agreement, Office Depot purchased subscriptions for network access for its customers that represented 39% of net revenues for the six months ended June 30, 2000.

(8)  Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137 and 138, which defers the effective date and amends portions of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does management expect the Company to engage in, derivative or hedging activities; therefore, management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

  In December, 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not fully assessed the impact of the adoption of SAB No. 101, but believes that it will not have a material impact on the Company's revenue recognition policies, operations or financial position.

(9)  America Online Agreement

  On March 16, 2000, the Company entered into a series of agreements with America Online, Inc. (AOL) to co-develop a new generation of the Company's marketplace technology and to co-develop and market a co-branded marketplace. The Company and AOL will each contribute technology to the development alliance and co-manage the development of the new marketplace technology. The Company will pay AOL $20 million in eight equal quarterly installments beginning August 1, 2000 and AOL will make AOL programmers available to the development alliance.

  The parties also agreed to market the co-branded marketplace across the AOL properties. The Company agreed to pay AOL $50 million for marketing support in the form of advertising impressions. The Company paid $25 million to AOL in March 2000 and the $25 million balance is to be paid in seven equal quarterly installments beginning June 30, 2000.

  The Company and AOL have agreed to a revenue sharing arrangement, under which they will share revenue generated by the co-branded marketplace, including network access fees, transaction fees and advertising revenue. In addition, the Company and AOL will share revenue resulting from the marketing of marketplaces utilizing the co-developed technology to AOL's trading partners.

  The Company imputed interest at 10% on the total $45 million of payments due to AOL. The discounted value of the payments have been included in the accompanying condensed consolidated balance sheets as a liability called Obligation Under Marketing and Technology Development Agreement.

  The Company also issued AOL warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $126.51 (adjusted after one year, as to any unvested warrants, to the then-current market price of the Company's common stock). The warrants are exercisable from the time they vest until March 2003 as follows: (i) 500,000 immediately; and (ii) 1,500,000 as revenue is earned by the Company under the terms of the agreement. Vesting begins when annualized revenues equal $25 million and vest one share per $80 of revenue thereafter. The value of the warrants was determined to be $25.8 million using the Black Scholes model, and the value is recorded as additional paid-in capital.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  In addition to the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to our products; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses; products and technologies; strategic relationships; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-
Q. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results" included in Item 2 of this Form 10-Q as well as those cautionary statements and other factors set forth elsewhere herein. You are urged to consider such factors.

Overview

  PurchasePro.com, Inc. is a leading provider of business-to-business electronic commerce services and software. We develop private-labeled e-marketplaces that connect to our global public e-marketplace. Our e-marketplaces provide businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet.

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

  In April 1997, we released PurchasePro 1.0, enabling our members to transact e-commerce over our procurement network. Our next release in July 1997 provided this capability over the Internet. In September 1998, we released PurchasePro 3.0, our procurement network enabling software. In February 1999, we released PurchasePro 4.0, which allows members the additional capability of building private procurement networks. On December 15, 1999, the Company released a browser-based version that allows members to access the network directly without the use of software. In May 2000, we announced a new suite of private-labeled e-marketplaces that are customized for each customer and can be launched as quickly as 45 days.

  From inception through June 30, 1999, substantially all of our revenues were derived from monthly membership subscription fees for access to our public procurement network and private-labeled e-marketplaces. Beginning in 1999, we began to earn revenues from other sources, including transaction fees, license fees and advertising. Generally, our subscription and license fee contracts are entered into on a month-to-month basis. Although we have executed contracts of a longer duration, generally these contracts may be terminated at any time on 30 to 60 days' notice. Some of our agreements with members are verbal and as such may be terminated at any time. In August 1998, HPS began generating transaction fees from group buying services provided to the hospitality industry. In 1999, with the release of version 4.0, we began contracting with larger corporate customers to create customized, private procurement networks. Typically, we charge these companies licensing and maintenance fees for this service. The licensing and maintenance fees are initially deferred and recognized ratably over the period of service. We also provide Web site development and hosting services and fees for catalog building services. We also charge our members a fee for processing their subscription payments by invoice. In June 2000, we began to recognize revenue from software license fees in accordance with SOP 97-2. These software license fees are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.

  In September 1999, we began generating transaction fee revenues from transactions consummated by our members with value added merchandise and service providers. Also, we began generating advertising fees, which we believe will continue to generate both transaction fees and advertising revenues in the future, and that these revenue streams will become a more significant portion of our total revenues. As of June 30, 2000, we believe that there are approximately 35,000 users that have been provided with the capability to access and use our e-marketplaces.

  Since our inception on October 8, 1996, we have incurred significant net losses. From inception through December 31, 1996, we had a net loss of $123,000. For the years ended December 31, 1997, 1998 and 1999, our net losses applicable to common stockholders were $3.0 million, $7.1 million and $82.0 million, respectively. For the six months ended June 30, 1999 and 2000, we had net losses applicable to common stockholders of $16.4 million and $27.8 million, respectively. Through June 30, 2000, our accumulated deficit totaled $106.6 million.

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

                                                                          Three Months Ended    Six Months Ended
                                                                               June 30              June 30
                                                                         -------------------   -----------------
                                                                           1999       2000      1999      2000
                                                                         ---------   -------   -------   -------
Revenues
 Network access fees....................................................      67.1 %    75.4 %    72.1 %    75.3 %
 Software license fees..................................................        --      15.6                10.6
 Advertising............................................................        --       7.4        --      10.3
 Other..................................................................      32.9       1.6      27.9       3.8
                                                                         ---------   -------   -------   -------
                                                                             100.0     100.0     100.0     100.0
Cost of revenues.......................................................       18.6       7.4      20.8       7.2
                                                                         ---------   -------   -------   -------
Gross profit...........................................................       81.4      92.6      79.2      92.8
Operating expenses
 Sales and marketing...................................................      127.4     102.0     129.2     122.2
 Programming and development...........................................       46.4      18.5      46.4      22.9
 General and administrative............................................      246.9      59.9     203.8      74.5
 Amortization of stock-based compensation..............................       79.5      53.1      64.8      88.4
                                                                         ---------   -------   -------   -------
     Total operating expenses..........................................      500.2     233.5     444.2     308.0
                                                                         ---------   -------   -------   -------
Operating loss.........................................................     (418.8)   (140.9)   (365.0)   (215.2)
Other income (expense).................................................     ( 31.9)     13.1     (26.1)     17.3
                                                                         ---------   -------   -------   -------
Net loss...............................................................     (450.7)   (127.8)   (391.1)   (197.9)
Preferred stock dividends, accretion of preferred stock to redemption
 value and value of preferred stock beneficial conversion feature......     (905.4)       --    (582.3)       --
                                                                         ---------   -------   -------   -------
Net loss applicable to common stockholders.............................   (1,356.1)%  (127.8)%  (973.4)%  (197.9)%
                                                                         =========   =======   =======   =======

Comparison of the Three Months Ended June 30, 1999 and June 30, 2000

  Revenues. Our revenues consist primarily of (1) network access fees for access to our public and private networks, (2) software license fees, (3) advertising on our networks and (4) other revenues associated with our networks and our HPS subsidiary, including software license revenues, service revenues, maintenance revenues, transaction fees, web-site development and hosting, and catalog development. Network access fees include subscriptions to our public networks generally paid by vendors. Network access fees also include fees paid by larger buyer companies for developing, hosting and maintaining private procurement networks, as well as providing customer support. Our net revenues increased from $1 million for the three months ended June 30, 1999, to $9.5 million for the three months ended June 30, 2000. Substantially all of this increase resulted from growth in our membership, new network access, advertising and software license fees. Our network access revenue increased from $807,000 for the three months ended June 30, 1999 to $7.2 million for the three months ended June 30, 2000. Of the increase, $3 million relates to the Office Depot sales agreement, whereby Office Depot pays the network access fees for their customers. Advertising revenue increased from $0 for the three months ended June 30, 1999 to $704,000 for the three months ended June 30, 2000. Software license revenue increased from $0 to $1.5 million for the three months ended June 30, 1999 and June 30, 2000, respectively. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenues primarily are derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance. Other revenues, including web site development and hosting fees, catalog fees and finance charges, increased from $199,000 for the three months ended June 30, 1999, to $156,000 for the three months ended June 30, 2000.

  Cost of Revenues.   Our cost of revenues consists primarily of costs for
member support and Web site operations, including fees for independent contractors, compensation for our member support and site operations personnel. Our cost of revenue increased from $187,000 for the three months ended June 30, 1999, to $700,000 for the three months ended June 30, 2000. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $159,000 for the three months ended June 30, 1999 to $559,000 for the three months ended June 30, 2000. We expect that our cost of revenues will increase in absolute dollars, but will remain relatively constant as a percentage of revenues in future periods. This reflects the increased efficiency of our member service department to provide service to our customers and the decrease in the number of member service calls per member as our members gain experience using the network. Our gross profit increased from $819,000 for the three months ended June 30, 1999 to $8.8 million for the three months ended June 30, 2000.

  Sales and Marketing Expenses.   Our sales and marketing expenses are comprised
primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased from $1.3 million for the three months ended June 30, 1999, to $9.7 million for the three months ended June 30, 2000. This increase is primarily attributable to an increase in the size of our sales force. Expenses related to personnel costs of sales and marketing personnel increased from $855,000 for the three months ended June 30, 1999, to $5.2 million for the three months ended June 30, 2000. Travel and related costs increased from $208,000 for the three months ended June 30, 1999, to $441,000 for the three months ended June 30, 2000. Costs associated with our marketing activities increased from $174,000 for the three months ended June 30, 1999, to $3.9 million for the three months ended June 30, 2000. Included in sales and marketing expense for the three months ended June 30, 2000, is a change for approximately $1.7 million related to our advertising efforts for Office Depot, Inc. We expect that our sales and marketing expenditures will continue to increase, both in absolute dollars and as a percentage of net revenues, a result of the anticipated expenditures under the AOL agreement and other increased marketing efforts.

  Programming and Development Expenses.   Programming and development expenses
consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $467,000 for the three months ended June 30, 1999, to $1.8 million for the three months ended June 30, 2000. The increase is primarily attributable to an increase in our programming staff. Expenses related to program and development personnel increased from $420,000 for the three months ended June 30, 1999, to $1.6 million for the three months ended June 30, 2000. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues as we anticipate continuing to develop and enhance our network capabilities.

  General and Administrative Expenses.   Our general and administrative expenses
consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility costs and communications costs. Our general and administrative expenses increased from $2.5 million for the three months ended June 30, 1999, to $5.7 million for the three months ended June 30, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $564,000 for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000. Facilities costs increased from $282,000 for the three months ended June 30, 1999, to $1.1 million for the three months ended June 30, 2000, as the result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $105,000 for the three months ended June 30, 1999, as compared to $445,000 for the three months ended June 30, 2000. The increase corresponds primarily to the increase in our revenues. Depreciation and amortization also increased over the same periods from $107,000 to $1.3 million, respectively. The increase is mainly related to the addition of computer equipment and leasehold improvements. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations.

  Deferred Stock-Based Compensation. During the three months ended June 30, 1999 and 2000, we charged an additional $6.8 million and $0, respectively, of deferred stock-based compensation to stockholder's equity in connection with certain stock options granted to employees. The deferred stock-based compensation is being amortized over the vesting periods of the related options. For the same periods, amortization of deferred stock-based compensation totaled $800,000 and $5.0 million, respectively.

  Other Income (Expense). Interest income increased from $19,000 to $1.8 million for the three months ended June 30, 1999 and 2000, respectively. The increase relates to interest earned on public offering proceeds that were invested in short- and long-term investments. Our interest expense increased from $62,000 for the three months ended June 30, 1999, to $559,000 for the three months ended June 30, 2000. The increase resulted primarily from imputed interest on the AOL agreement liability. Interest expense in 1999 primarily related to borrowings from our Chairman and Chief Executive Officer on notes payable outstanding since September 1998 and December 1998.


Comparison of the Six Months Ended June 30, 1999 and June 30, 2000

  Revenues. Our revenues consist primarily of (1) network access fees for access to our public and private networks, (2) software license fees, (3) advertising on our networks and (4) other revenues associated with our networks and our HPS subsidiary, including transaction fees, web-site development and hosting, and catalog development. Network access fees include subscriptions to our public networks generally paid by vendors. Network access fees also include fees paid by larger buyer companies for developing, hosting and maintaining private procurement networks, as well as providing customer support. Our net revenues increased from $1.7 million for the six months ended June 30, 1999, to $14.1 million for the six months ended June 30, 2000. Substantially all of this increase resulted from growth in our membership, new network access, software license fees and advertising. Our network access revenue increased from $1.3 million for the six months ended June 30, 1999, to $10.6 million for the six months ended June 30, 2000. Of the increase, $5 million relates to the Office Depot sales agreement, whereby Office Depot pays the network access fees for their customers. Software license revenue increased from $0 to $1.5 million for the six months ended June 30, 1999 and June 30, 2000, respectively. Advertising revenue increased from $0 for the six months ended June 30, 1999, to $1.5 million for the six months ended June 30, 2000. Other revenues, including web site development and hosting fees, catalog fees, and finance charges, increased from $337,000 for the six months ended June 30, 1999, to $535,000 for the six months ended June 30, 2000.

  Cost of Revenues.   Our cost of revenues consists primarily of costs for
member support and Web site operations, including fees for independent contractors, compensation for our member support and site operations personnel. Our cost of revenue increased from $350,000 for the six months ended June 30, 1999, to $1.0 million for the six months ended June 30, 2000. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $297,000 for the six months ended June 30, 1999, to $763,000 for the six months ended June 30, 2000. We expect that our cost of revenues will increase in absolute dollars, but will remain relatively constant as a percentage of revenues in future periods. This reflects the increased efficiency of our member service department to provide service to our customers and the decrease in the number of member service calls per member as our members gain experience using the network. Our gross profit increased from $1.3 million for the six months ended June 30, 1999, to $13.1 million for the six months ended June 30, 2000.

  Sales and Marketing Expenses.   Our sales and marketing expenses are comprised
primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising, trade show and other promotional activities. Our sales and marketing expenses increased from $2.2 million for the six months ended June 30, 1999, to $17.2 million for the six months ended June 30, 2000. This increase is primarily attributable to an increase in the size of our sales force. Expenses related to personnel costs of sales and marketing personnel increased from $1.4 million for the six months ended June 30, 1999, to $10.0 million for the six months ended June 30, 2000. Travel and related costs increased from $313,000 for the six months ended June 30, 1999, to $1.3 million for the six months ended June 30, 2000. Costs associated with our marketing activities increased from $262,000 for the six months ended June 30, 1999, to $5.6 million for the six months ended June 30, 2000. We expect that our sales and marketing expenditures will continue to increase, both in absolute dollars and as a percentage of net revenues, a result of the anticipated expenditures under the AOL agreement and other increased marketing efforts.

  Programming and Development Expenses.   Programming and development expenses
consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $779,000 for the six months ended June 30, 1999, to $3.2 million for the six months ended June 30, 2000. The increase is primarily attributable to an increase in our programming staff. Expenses related to program and development personnel increased from $700,000 for the six months ended June 30, 1999, to $3.1 million for the six months ended June 30, 2000. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues as we anticipate continuing to develop and enhance our network capabilities.

  General and Administrative Expenses.   Our general and administrative expenses
consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility costs and communications costs. Our general and administrative expenses increased from $3.4 million for the six months ended June 30, 1999, to $10.5 million for the six months ended June 30, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $999,000 for the six months ended June 30, 1999, to $2.8 million for the six months ended June 30, 2000. Facilities costs increased from $471,000 for the six months ended June 30, 1999, to $1.8 million for the six months ended June 30, 2000, as the result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $126,000 for the six months ended June 30, 1999, as compared to $630,000 for the six months ended June 30, 2000. The increase corresponds primarily to the increase in our revenues. Depreciation and amortization also increased over the same periods from $189,000 to $2.2 million, respectively. The increase is mainly related to the addition of computer equipment and leasehold improvements. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations.

  Deferred Stock-Based Compensation. During the six months ended June 30, 1999 and 2000, we charged an additional $8.8 million and $18.3 million, respectively, of deferred stock-based compensation to stockholder's equity in connection with certain stock options granted to employees. The deferred stock-based compensation is being amortized over the vesting periods of the related options. For the same periods, amortization of deferred stock-based compensation totaled $1.1 million and $12.4 million, respectively.

  Other Income (Expense). Interest income increased from $25,000 to $1.2 million for the six months ended June 30, 1999 and 2000, respectively. The increase relates to interest earned on public offering proceeds that were invested in short- and long-term investments. Our interest expense increased from $185,000 for the six months ended June 30, 1999, to $559,000 for the six months ended June 30, 2000. The increase resulted primarily from the imputed interest on the AOL agreement liability. Interest expense in 1999 primarily related to borrowings from our Chairman and Chief Executive Officer on notes payable outstanding since September 1998 and December 1998.

Liquidity and Capital Resources

  Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the six months ended June 30, 1999 and 2000, we used a total of $4.3 million and $22.6 million of cash, respectively in our operating activities. Cash used in operating activities in each period resulted primarily from a net loss in those periods. For the six months ended June 30, 1999 and 2000, our cash used in operating activities included increases in our trade accounts receivable of $690,000 and $8.1 million, respectively. The increase is primarily attributable to billings for larger network access
contracts, software licenses and advertising revenues.   The increase for the
first six months ended June 30, 2000, includes $3.5 million due from Office Depot under the terms of the arrangement discussed earlier, of which $3.0 million has been collected since June 30, 2000.

  For the six months ended June 30, 1999 and 2000, we used cash totaling $1.3 million and $42.4 million, respectively in our investing activities, which have consisted primarily of expenditures for computer and related equipment, leasehold improvements, investment in other companies and payment for long-term strategic marketing opportunities. The increase also includes a $25 million payment made to AOL in March 2000 under our marketing and technology development agreement (see note 8 to Notes to Condensed Consolidated Financial Statements).

  Net cash provided by financing activities for the six months ended June 30, 1999 and 2000, was $6.9 million and $155.4 million, respectively. This increase includes the net proceeds of our secondary public offering on February 10, 2000.

  As of June 30, 2000, our principal source of liquidity was approximately $121 million of cash and cash equivalents. As of June 30, 2000, we had material commitments for capital expenditures of $7 million. We expect such expenditures will primarily be for leasehold improvements to our new technical facility and computer equipment to expand and enhance our network. As described in note 8 Notes to the Condensed Consolidated Financial Statements, we have commitments to pay AOL $45 million over the next two years under our marketing and technology development agreement. We have also entered into several non-cancelable lease commitments that will require payments of approximately $15.5 million over the next five years.

  We believe that we have sufficient cash and cash equivalents, including the proceeds from our public offerings, to fund our operating and investing activities for at least the next 18 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations.


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

  We only began offering access to our e-marketplace in April 1997. We have entered into the majority of our contracts and significant relationships only within the last 18 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

  We have never been profitable and expect to continue to incur operating losses on both a quarterly and annual basis for at least the foreseeable future. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996. As of June 30, 2000, we had an accumulated deficit of $106.6 million. For a detailed discussion of our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." We expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues for profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

The revenue and profit potential of our business model is unproven. Our success is dependent on our ability to expand our membership base and expand into new markets and industries.

  Our business model is to generate revenues from the development of both public and private on-line e-marketplaces for business-to-business e-commerce. Our business model is new and our ability to generate revenue or profits is unproven. Furthermore, our success is dependent on our ability to expand our membership base, both in new markets and industries and within those markets and industries in which we currently operate. We cannot assure you that we will be successful. In addition, we recently launched a new suite of e-marketplace products. Sales of these new products may not grow as rapidly as we forecast or may not grow at all.

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

  We from time to time issue press releases and give press interviews concerning our products, business and strategic relationships. Some of our recent press releases and interviews have contained statements about the potential revenue that may be achieved as a result of our strategic relationships, including press releases and interviews pertaining to out relationship with Sprint. These statements are often based on our reasonable internal estimates and projections and based on assumptions specific to the events discussed in these press releases and interviews. These statements are forward-looking statements subject to risks and uncertainties, and actual results could vary significantly from the projected results contained in our press releases and interviews. In addition, many of the risks described elsewhere in this risk factors section apply to these statements. You should only consider such forward-looking statements after carefully evaluating these factors and all the other information in this report, including the risks described in this section and throughout this report.

We face intense competition in the business-to-business e-commerce market, and we cannot assure you that we will be able to compete successfully.

  The business-to-business e-commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. In addition to competition from several e-commerce trade communities, we also competition from enterprise software purchasing systems providers such as Ariba and Commerce One. Although there currently is no dominant provider in our market, a single provider may establish dominance in the market. Further, we expect that additional companies will offer competing e-commerce solutions in the future. Barriers to entry are minimal, and competitors may develop and begin offering similar services. In the future, we may encounter competition from enterprise software developers such as Peoplesoft, Oracle and SAP, as well as from our current members and partners. Many of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. As a result, our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and may devote substantially more resources to product development. Our business could be severely harmed if we are not able to compete successfully against current or future competitors. Furthermore, increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

We will need to improve and implement new systems, procedures and controls in order to effectively manage our growth and expansion.

  Continued implementation of our business plan requires an effective planning and management process. Our business will suffer dramatically if we do not effectively manage our growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We have grown from eight employees in January 1997 to 480 employees as of June 30, 2000. In addition, we plan to continue to add to our sales and marketing, customer support and product development personnel. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

We may pursue the acquisition of new and complementary businesses, products and technologies to grow our business. Unsuccessful acquisitions could harm our operating results, business and growth.

  We may acquire businesses, products and technologies that complement or augment our existing businesses, services and technologies. The inability to integrate any newly acquired entities or technologies effectively could harm our operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. To finance any acquisitions, we may need to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and, in the case of equity financing, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our business strategy successfully.

Our long sales cycle for private label e-marketplaces could cause delays in revenue growth.

  Our sales cycle for private label e-marketplaces typically takes three to six months to complete and varies from contract to contract, but has taken up to 12 months for some contracts. A large number of our members are introduced to our e-marketplaces through such accounts. Our lengthy sales cycle for private label e-marketplaces could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer and the level of competition that we encounter in our selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In some cases, we provide access to our e-marketplaces on a trial basis for customer evaluation, which can again prolong the sales process. Our sales cycle can be further extended for product sales made through third parties.

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

   .  intense and increased competition;

   . introductions of new services or enhancements, or changes in pricing policies, by us or by our competitors;

   .  our ability to control costs; and

   .  reliable continuity of service and e-marketplace availability.

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

Many of the agreements we have with our customers for our services allow termination by the customer on short notice. In the event many of our customers elect to terminate these agreements, our business could be adversely affected.

  Although most of the agreements we enter with our customers continue for at least one year, some of our agreements are on a month-to-month basis or have shorter terms and some are verbal and may be terminated at any time. In addition, the agreements we enter with our customers customarily allow termination by the customer on short-term notice. We have expended significant financial and personnel resources and have expanded our operations on the assumption that relationships established by these agreements will be long-term. If these become contracts of short-term duration because of an early termination or non-renewal by the member, we may be unable to recover the costs we incurred and our business could suffer dramatically.

Our success depends on our ability to continuously enhance our products and services.

  Our future success will depend on our ability to enhance our e-marketplace software, and to continue to develop and introduce new products and services that keep pace with competitive introductions and technological developments, satisfy diverse and evolving member requirements, and otherwise achieve market acceptance. Any failure by us to anticipate or respond adequately to changes in technology and member preferences, or any significant delays in our development efforts, could make our products and services unmarketable or obsolete. We may not be successful in developing and marketing quickly and effectively future versions or upgrades of our e-marketplace software and browser system, or offer new products or services that respond to technological advances or new market requirements.

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

If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position, causing us to lose members. Infringement by us on the intellectual property rights of others could expose us to substantial liabilities that would severely harm our business.

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

Our inability to continue licensing third-party technologies could delay product development, which could result in a loss of members or slow our growth.

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

   .  tariffs, export controls and other trade barriers.

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

  The use of the Internet for retrieving, sharing and transferring information among businesses, buyers, suppliers and partners has only recently begun to develop. If the Internet is not able to accommodate growth in e-commerce, our business would suffer. The recent growth in the use of the Internet has caused frequent periods of performance degradation. Our ability to sustain and improve our services is limited, in part, by the speed and reliability of the e-marketplaces operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion.

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

   . businesses may not be able to implement e-commerce applications on these e-marketplaces;

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

  Even if the Internet is widely adopted as a means of commerce, the adoption of our e-marketplace, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solution. Furthermore, our public e-marketplace operates as an open bidding process allowing buyers to instantaneously compare the prices of suppliers. In some instances, suppliers have been reluctant to join or continue as a member of our e-marketplaces and participate in an open bidding process because of the increased competition and comparisons this environment creates. We must add and retain a substantial number of smaller to medium sized businesses as members.

Security risks of electronic commerce may deter use of our products and services.

  A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public e-marketplaces. If members are not confident in the security of e-commerce, they may not effect transactions on our e-marketplaces or renew their memberships, which would severely harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our procurement networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential member information, place false orders or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general could adversely affect our business.

Failure to maintain accurate databases could seriously harm our business and reputation.

  We update and maintain extensive databases of the products, services and e-marketplace transactions for our members. Our computer systems and databases must allow for expansion as a member's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems, which could cause a disruption in our service and our ability to provide accurate information to our members. These problems may result in a loss of members, which could severely harm our business. Some of our customer contracts provide for service level guarantees for the accuracy of data. Our failure to satisfy these service level guarantees could result in liability or termination of the contract and a loss of business, and our business and our reputation would suffer.

We may not be able to accurately predict the rate of increase in the usage of our e-marketplaces, which may affect our timing and ability to expand and upgrade our systems.

  Traffic in our e-marketplaces continues to increase which will require us to expand and upgrade some of our transaction processing systems and e-marketplace hardware and software. We may not be able to accurately predict the rate of increase in the usage of our e-marketplace. This may affect our timing and ability to expand and upgrade our systems and e-marketplace hardware and software capabilities to accommodate increased use of our e-marketplace. If we do not upgrade our systems and e-marketplace hardware and software appropriately, we may experience downgraded service, which could damage our business reputation, relationship with members and our operating results.

If we encounter system failure, service to our customers could be delayed or interrupted, which could severely harm our business and result in a loss of customers.

  Our ability to successfully maintain an e-commerce marketplace and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and e-marketplace systems. Any interruptions could severely harm our business and result in a loss of customers. Our computer and communications systems are located in Las Vegas, Nevada. Although we periodically back up our databases to tapes and store the backup tapes offsite, we do not maintain a redundant site. Our systems and operations are vulnerable to damage or interruption from human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. Although we have taken steps to prevent a system failure, we cannot assure you that our measures will be successful and that we will not experience system failures in the future. Moreover, we have experienced delays and interruptions in our telephone and Internet access, which have prevented members from accessing our e-marketplaces and customer service department. Furthermore, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure. The occurrence of any system failure or similar event could harm our business dramatically. In addition, we may move to third-party hosting of our servers. We cannot assure you that this transition, if undertaken, would be effected without interruptions. Further, any such third-party host could be subject to the same risks of system failure as our current site.

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

  Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in the United States and other countries where we conduct business. The growth and development of the business-to-business e-commerce market may prompt calls for more stringent laws governing consumer protection and the taxation of e-commerce. The cost of compliance with any newly adopted laws and regulations could severely harm our business and the failure to comply could expose us to significant liabilities.

The inability to acquire or maintain effective Web domain names could create confusion and direct traffic away from our e-marketplaces.

  We currently hold various Internet Web addresses relating to our procurement network. If we are not able to prevent third parties from acquiring Web addresses that are similar to our addresses, third parties could acquire similar domain names, which could create confusion that diverts traffic to other web-sites away from our procurement networks, thereby adversely affecting our business. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. The regulation of Web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting proprietary rights is unclear.

We may be subject to legal liability for communication on our e-marketplace.

  We may be subject to legal claims relating to the content in our e-marketplace, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Even if we are ultimately successful in our defense of these claims, any such litigation is costly and these claims could harm our reputation and our business.

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

   . authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

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