Form 10-Q/A
period 2000-06-30
PURCHASEPRO COM INC
filed 2000-10-27
CIK 1087831

                                                    The following items were the
                                                  subject of a Form 12(b)-25 and
                                                     are included herein: Part I
================================================================================

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

================================================================================

            EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-Q

We are making this filing (i) to correct a typographic error on the cover page,
(ii) to correct errors in columnar formatting in a financial table, (iii) to correct a typographic error in a footnote to our financial statements with respect to numbers of stock options outstanding, (iv) to clarify a warrant transaction occurring in the period reported, and (v) to reclassify $2,350,000 in non-recurring revenue as "Other" rather than as "Network access fees" because we believe this more accurately describes the nature of such revenue. We do not believe that any of these revisions are material.


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

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended,                       Six Months Ended,
                                                                   June 30                                  June 30
                                                    --------------------------------------  ---------------------------------------
                                                             1999                2000                1999                 2000
                                                          -----------         -----------         -----------          -----------
                                                                  (In thousands except share and per share amounts)
Revenues
 Network access fees..............................        $       807         $     4,819         $     1,343          $     8,240
 Software license fees............................                ---               1,485                 ---                1,485
 Advertising......................................                ---                 704                 ---                1,454
 Other............................................                199               2,506                 337                2,885
                                                          -----------         -----------         -----------          -----------
  Total revenues..................................              1,006               9,514               1,680               14,064
Cost of revenues..................................                187                 700                 350                1,013
                                                          -----------         -----------         -----------          -----------
Gross profit......................................                819               8,814               1,330               13,051

Operating expenses
 Sales and marketing..............................              1,282               9,705               2,171               17,180
 Programming and development......................                467               1,756                 779                3,216
 General and administrative.......................              2,484               5,699               3,423               10,474
 Amortization of stock-based compensation.........                800               5,050               1,089               12,437
                                                          -----------         -----------         -----------          -----------
  Total operating expenses........................              5,033              22,210               7,462               43,307

Operating loss....................................             (4,214)            (13,396)             (6,132)             (30,256)

Other income (expense)
 Interest income (expense), net...................                (43)              1,242                (160)               2,434
 Other............................................               (278)                ---                (279)                 ---
                                                          -----------         -----------         -----------          -----------
  Total other income (expense)                                   (321)              1,242                (439)               2,434
                                                          -----------         -----------         -----------          -----------

Net loss before benefit for income taxes..........             (4,535)            (12,154)             (6,571)             (27,822)
Benefit for income taxes..........................                ---                 ---                 ---                  ---
                                                          -----------         -----------         -----------          -----------
Net loss..........................................             (4,535)            (12,154)             (6,571)             (27,822)
Preferred stock dividends.........................               (182)                ---                (287)                 ---
Accretion of preferred stock to redemption value..                (49)                ---                 (95)                 ---
Value of preferred stock beneficial conversion
 feature..........................................             (8,877)                ---              (9,400)                 ---
                                                          -----------         -----------         -----------          -----------
Net loss applicable to common stockholders........        $   (13,643)        $   (12,154)        $   (16,353)         $   (27,822)
                                                          ===========         ===========         ===========          ===========

Net loss per share applicable to common
 stockholders
 Basic............................................             $(1.14)             $(0.38)             $(1.39)              $(0.93)
                                                          ===========         ===========         ===========          ===========
 Diluted..........................................             $(1.10)             $(0.38)             $(1.32)             $( 0.93)
                                                          ===========         ===========         ===========          ===========

Weighted average number of common shares
 outstanding
 Basic............................................         11,983,850          31,707,160          11,740,000           29,945,437
                                                          ===========         ===========         ===========          ===========
 Diluted..........................................         12,455,100          31,707,160          12,352,500           29,945,437
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

Stock Options

  The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its stock option plans. On August 14, 2000, the Board of Directors authorized the issuance of options to purchase 1,122,500 shares of common stock to certain executive officers at a price equal to fair market value.

Common Stock Warrants

  In May 2000, a warrant previously issued to a company to purchase 383,558 shares of common stock expired. In June 2000, the Company issued a new warrant to the company to purchase 383,558 shares of common stock for $27 per share. The total value of the warrants, using the Black Scholes model, of $400,000 was offset against revenue of $2.8 million earned from the company during the three months ended June 30, 2000.

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

                                                                          Three Months Ended    Six Months Ended
                                                                               June 30              June 30
                                                                         -------------------   -----------------
                                                                           1999       2000      1999      2000
                                                                         ---------   -------   -------   -------
Revenues
 Network access fees....................................................      80.2 %    50.7%     79.9%     58.6
 Software license fees..................................................        --      15.6        --      10.6
 Advertising............................................................        --       7.4        --      10.3
 Other..................................................................      19.8      26.3      20.1      20.5
                                                                         ---------   -------   -------   -------
                                                                             100.0     100.0     100.0     100.0
Cost of revenues.......................................................       18.6       7.4      20.8       7.2
                                                                         ---------   -------   -------   -------
Gross profit...........................................................       81.4      92.6      79.2      92.8
Operating expenses
 Sales and marketing...................................................      127.4     102.0     129.2     122.2
 Programming and development...........................................       46.4      18.5      46.4      22.9
 General and administrative............................................      246.9      59.9     203.8      74.5
 Amortization of stock-based compensation..............................       79.5      53.1      64.8      88.4
                                                                         ---------   -------   -------   -------
     Total operating expenses..........................................      500.2     233.5     444.2     308.0
                                                                         ---------   -------   -------   -------
Operating loss.........................................................     (418.8)   (140.9)   (365.0)   (215.2)
Other income (expense).................................................     ( 31.9)     13.1     (26.1)     17.3
                                                                         ---------   -------   -------   -------
Net loss...............................................................     (450.7)   (127.8)   (391.1)   (197.9)
Preferred stock dividends, accretion of preferred stock to redemption
 value and value of preferred stock beneficial conversion feature......     (905.4)       --    (582.3)       --
                                                                         ---------   -------   -------   -------
Net loss applicable to common stockholders.............................   (1,356.1)%  (127.8)%  (973.4)%  (197.9)%
                                                                         =========   =======   =======   =======

Comparison of the Three Months Ended June 30, 1999 and June 30, 2000

  Revenues. Our revenues consist primarily of (1) network access fees for access to our public and private networks, (2) software license fees, (3) advertising on our networks and (4) other revenues associated with our networks and our HPS subsidiary, including software license revenues, service revenues, maintenance revenues, transaction fees, web-site development and hosting, and catalog development. Network access fees include subscriptions to our public networks generally paid by vendors. Network access fees also include fees paid by larger buyer companies for developing, hosting and maintaining private procurement networks, as well as providing customer support. Our net revenues increased from $1 million for the three months ended June 30, 1999, to $9.5 million for the three months ended June 30, 2000. Substantially all of this increase resulted from growth in our membership, new network access, advertising and software license fees. Our network access revenue increased from $807,000 for the three months ended June 30, 1999 to $4.8 million for the three months ended June 30, 2000. Of the increase, $3 million relates to the Office Depot sales agreement, whereby Office Depot pays the network access fees for their customers. Advertising revenue increased from $0 for the three months ended June 30, 1999 to $704,000 for the three months ended June 30, 2000. Software license revenue increased from $0 to $1.5 million for the three months ended June 30, 1999 and June 30, 2000, respectively. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenues primarily are derived from fees for implementation, consulting and training services and are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance. Other revenues, including web site development and hosting fees, catalog fees and finance charges, increased from $199,000 for the three months ended June 30, 1999, to $2.5 million for the three months ended June 30, 2000.

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


Comparison of the Six Months Ended June 30, 1999 and June 30, 2000

  Revenues. Our revenues consist primarily of (1) network access fees for access to our public and private networks, (2) software license fees, (3) advertising on our networks and (4) other revenues associated with our networks and our HPS subsidiary, including transaction fees, web-site development and hosting, and catalog development. Network access fees include subscriptions to our public networks generally paid by vendors. Network access fees also include fees paid by larger buyer companies for developing, hosting and maintaining private procurement networks, as well as providing customer support. Our net revenues increased from $1.7 million for the six months ended June 30, 1999, to $14.1 million for the six months ended June 30, 2000. Substantially all of this increase resulted from growth in our membership, new network access, software license fees and advertising. Our network access revenue increased from $1.3 million for the six months ended June 30, 1999, to $8.2 million for the six months ended June 30, 2000. Of the increase, $5 million relates to the Office Depot sales agreement, whereby Office Depot pays the network access fees for their customers. Software license revenue increased from $0 to $1.5 million for the six months ended June 30, 1999 and June 30, 2000, respectively. Advertising revenue increased from $0 for the six months ended June 30, 1999, to $1.5 million for the six months ended June 30, 2000. Other revenues, including web site development and hosting fees, catalog fees, and finance charges, increased from $337,000 for the six months ended June 30, 1999, to $2.9 million for the six months ended June 30, 2000.

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

                             PURCHASEPRO.COM, INC.

Date: October 27, 2000        By:  /s/ James P. Clough
                                  --------------------------------------
                                  James P. Clough, Senior Executive Vice
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