Form 10-Q
period 2000-10-30
PURCHASEPRO COM INC
filed 2000-11-14
CIK 1087831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
                               -------------------

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         For the quarterly period ended
                              September 30, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $.01 par value, was 66,329,012 as of October 31, 2000.
================================================================================




                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                                    FORM 10-Q


                                    I N D E X

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000
          (unaudited)..............................................................................      1

         Condensed Consolidated Statements of Operations for the Three Months and Nine Months
         Ended September 30, 1999 (unaudited) and September 30, 2000 (unaudited)...................      2

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September
         30, 1999 (unaudited) and September 30, 2000 (unaudited)...................................      3

         Notes to Condensed Consolidated Financial Statements (unaudited)..........................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....      9


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.................................................     24

Item 6.  Exhibits and Reports on Form 8-K..........................................................     24

 .        SIGNATURES................................................................................     27

         EXHIBIT INDEX.............................................................................     28


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      September 30,
                                                                             1999               2000
                                                                          -----------       -------------
                                                                                    (unaudited)
                                                                        (In thousands, except share amounts)
Current assets
     Cash and cash equivalents.........................................    $   30,356        $  101,794
     Trade accounts receivable, net....................................         1,950            22,559
     Other receivables.................................................           205               808
     Other current assets..............................................           551             3,922
                                                                           ----------        ----------

       Total current assets............................................        33,062           129,083
Property and equipment
     Computer equipment................................................         8,650            28,855
     Furniture and fixtures............................................           890             1,208
     Leasehold improvements............................................            58             6,281
                                                                           ----------        ----------
                                                                                9,598            36,344
     Less--accumulated depreciation and amortization...................        (1,262)           (5,293)
                                                                           ----------        ----------

       Net property and equipment......................................         8,336            31,051

Other assets
     Intangibles, net..................................................        11,260           139,438
     Investment in other companies.....................................        12,587            12,222
     Deposits and other................................................         1,232             1,518
                                                                           ----------        ----------

       Total other assets, net.........................................        25,079           153,178
                                                                           ----------        ----------

       Total assets....................................................    $   66,477        $  313,312
                                                                           ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable..................................................    $    2,847        $    1,619
     Accrued salaries and benefits.....................................           757             1,322
     Deferred revenues.................................................           250             6,168
     Obligation under marketing and technology development agreement,
       current portion...................................................          --            27,876
     Notes payable.....................................................            25                --
     Other accrued liabilities.........................................           744             1,721
                                                                           ----------        ----------
       Total current liabilities.......................................         4,623            38,706
Obligation under marketing and technology development agreement,
       net of current portion..........................................            --            15,943
                                                                           ----------        ----------
Total liabilities......................................................         4,623            54,649

Stockholders' equity
     Common stock: 190,000,000 shares authorized, 56,367,360 and
       66,000,510 shares issued and outstanding, respectively..........           564               660
     Additional paid-in capital........................................       137,488           377,907
     Deferred stock-based compensation.................................        (3,941)           (7,227)
     Accumulated deficit...............................................       (78,741)         (114,794)
     Accumulated other comprehensive income............................         6,484             2,117
                                                                           ----------        ----------

       Total stockholders' equity......................................        61,854           258,663
                                                                           ----------        ----------

       Total liabilities and stockholders' equity......................    $   66,477        $  313,312
                                                                           ==========        ==========

      See accompanying notes to condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended,            Nine Months Ended,
                                                          September 30,                  September 30
                                                       1999           2000           1999          2000
                                                    ----------     ----------     ----------    ----------
                                                       (In thousands except share and per share amounts)
Revenues
     Network access fees........................    $    1,158     $    5,090     $    2,501    $   13,352
     Software license fees......................            --         11,330             --        12,815
     Advertising................................           254            648            254         2,102
     Other......................................           258            269            595         3,132
                                                    ----------     ----------     ----------    ----------
       Total revenues...........................         1,670         17,337          3,350        31,401

Cost of revenues................................           218          1,490            568         2,503
                                                    ----------     ----------     ----------    ----------

Gross profit....................................         1,452         15,847          2,782        28,898

Operating expenses
     Sales and marketing........................         2,338         12,496          5,405        29,676
     General and administrative.................         2,111          7,357          4,638        17,830
     Programming and development................           752          2,747          1,531         5,963
     Amortization of stock-based compensation...         3,857          2,590          4,946        15,027
                                                    ----------     ----------     ----------    ----------

       Total operating expenses.................         9,058         25,190         16,520        68,496
                                                    ----------     ----------     ----------    ----------

Operating loss..................................        (7,606)        (9,343)       (13,738)      (39,598)

Other income (expense)
Interest income (expense), net..................            80          1,112            (80)        3,545
     Other......................................            --             --           (279)           --
                                                    ----------     ----------     ----------    ----------
Total other income (expense)....................            80          1,112           (359)        3,545
                                                    ----------     ----------     ----------    ----------

Net loss before benefit for income taxes........        (7,526)        (8,231)       (14,097)      (36,053)
                                                    ----------     ----------     ----------    ----------

Benefit for income taxes                                    --             --             --            --
                                                    ----------     ----------     ----------    ----------

Net loss........................................        (7,526)        (8,231)       (14,097)      (36,053)
Preferred stock dividends.......................          (224)            --           (511)           --
Accretion of preferred stock to redemption value           (36)            --           (131)           --
Value of preferred stock beneficial conversion
  feature.......................................            --             --         (9,400)           --
                                                    ----------     ----------     ----------    ----------

Net loss applicable to common stockholders......    $   (7,786)    $   (8,231)    $  (24,139)   $  (36,053)
                                                    ==========     ==========     ==========    ==========

Net loss per share applicable to common
  stockholders
  Basic.........................................    $    (0.25)    $    (0.13)    $    (0.93)   $    (0.61)
                                                    ==========     ==========     ==========    ==========

  Diluted.......................................    $    (0.25)    $    (0.13)    $    (0.90)   $    (0.61)
                                                    ==========     ==========     ==========    ==========

Weighted average number of common shares
  outstanding
  Basic.........................................    30,985,992     64,741,706     26,005,791    59,179,166
                                                    ==========     ==========     ==========    ==========

  Diluted.......................................    31,166,280     64,741,706     26,876,658    59,179,166
                                                    ==========     ==========     ==========    ==========

     See accompanying notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                      1999          2000
                                                                                  ------------  ------------
                                                                                        (In thousands)
Cash flows from operating activities
Net loss........................................................................  $  (14,097)   $  (36,053)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................         403         5,711
     Amortization of stock-based compensation...................................       4,946        15,027
     Imputed interest...........................................................          --         1,044
     Amortization of debt discount..............................................         355            --
     Provision for doubtful accounts............................................         351         1,977
     Non-cash sales and marketing expenses......................................         800           895
(Increase) decrease in:
     Trade accounts receivable..................................................      (1,736)      (22,586)
     Other receivables..........................................................         (28)         (603)
     Other current assets.......................................................        (383)       (3,371)
Increase (decrease) in:
     Accounts payable...........................................................         355        (1,228)
     Accrued liabilities........................................................         514         1,542
     Deferred revenues..........................................................         117         5,918
                                                                                  ----------    ----------
       Net cash used in operating activities....................................      (8,403)      (31,727)

Cash flows from investing activities
     Purchase of property and equipment.........................................      (1,986)      (18,411)
     Investment in other companies and marketable securities....................          --        (4,002)
     Marketing and technology development.......................................          --       (25,000)
     Other assets...............................................................        (319)       (1,958)
                                                                                  ----------    ----------
       Net cash used in investing activities....................................      (2,305)      (49,371)

Cash flows from financing activities
     Proceeds from notes payable and advances...................................         200            --
     Repayment of notes payable and advances....................................      (1,350)          (25)
     Issuance of common stock, net..............................................      50,621       158,232
     Issuance of preferred stock and warrants, net..............................       8,026           400
     Payments under marketing and technology agreements.........................          --        (6,071)
                                                                                  ----------    ----------
       Net cash provided by financing activities................................      57,497       152,536
                                                                                  ----------    ----------

Increase in cash and cash equivalents...........................................      46,789        71,438
                                                                                  ----------    ----------

Cash and cash equivalents
     Beginning of period........................................................       1,689        30,356
                                                                                  ----------    ----------
     End of period..............................................................  $   48,478    $  101,794
                                                                                  ==========    ==========

Non-cash investing and financing activities
     Other assets acquired with preferred stock.................................  $      674    $       --
                                                                                  ==========    ==========
     Conversion of notes payable to equity......................................  $      700    $       --
                                                                                  ==========    ==========
     Conversion of preferred shares to common stock.............................  $   16,381    $       --
                                                                                  ==========    ==========
     Obligations under marketing and technology development agreements..........  $       --    $   47,997
                                                                                  ==========    ==========
     Warrants issued under marketing and technology development agreements......  $       --    $   64,000
                                                                                  ==========    ==========
     Capitalized interest.......................................................  $       --    $      849
                                                                                  ==========    ==========


Cash paid for interest..........................................................  $      124    $    1,893
                                                                                  ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The unaudited condensed interim consolidated financial statements of PurchasePro.com, Inc. and its subsidiary, Hospitality Purchasing Systems (collectively, the Company) for the three months and nine months ended September 30, 1999 and 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months and nine months ended September 30, 1999 and 2000. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of full year results. Certain reclassifications have been made to prior period financial statements to conform to the 2000 presentation, which have no effect on previously reported revenue or net income.

     Stock Split

     On September 21, 2000, the Company's board of directors authorized a 2-for-1 stock split effected in the form of a stock dividend payable October 12, 2000 to stockholders of record on September 29, 2000. All share and per share amounts in the accompanying unaudited financial statements have been restated to give effect to the stock split.


(2)  Revenue Recognition

     The Company's revenues consist of network access fees that include fees charged to subscribers for accessing the PurchasePro global e-marketplace, application service provider and transaction fees charged to private e-marketplace sponsors for hosting and maintaining their e-marketplaces, month-to-month hosting fees charged those companies that license software and elect to have the Company host their private e-marketplaces rather than host the e-marketplace on their hardware networks, and service fees charged software licensees for setting up their e-marketplaces; software license and maintenance fees; advertising fees; and other fees.

     In December 1999, the SEC issued its Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company adopted the provisions of SAB 101 in fiscal year 2000, which did not have a material impact on the Company's revenue recognition policies.

     Network access fees, including hosting and service fees, are recognized over the term of the executed contracts. Hosting services are generally terminable at any time by the customers with 30 days notice. Service for setting up e-marketplaces for software licensees are generally completed within 45 days of contract execution. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under SOP 97-2 and SOP 98-9, software license revenues are recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Maintenance revenues are derived from customer support agreements, which are sold separately from the initial software license, and are recognized ratably over the term of the maintenance period. Advertising and other revenues are recognized over the period the services are provided.

     Recognition of certain revenue is defered until later quarters. In the third quarter of fiscal year 2000, the Company began selling software licenses through resellers. At present, the Company has adopted the method of deferring revenue recognition until the time the reseller delivers the software to the end user. For those customers that acquire the software from the Company through a license and concurrently enter into a service contract with the Company, the software license fees are deferred and recognized at the time of completion of the related services.


(3)  Intangible Assets

     As of December 31, 1999 and September 30, 2000, intangible assets consisted of the following:

                                                December 31,   September 30,
                                                    1999            2000
                                               -------------   -------------
                                                        (unaudited)

AOL marketing  and technology agreements...      $       --    $   92,161
Gateway marketing agreement................              --        38,160
Editorial content................ .........          10,747        10,747
Acquired Technology agreement..............             215           215
Non-Compete agreement......................             385           385
                                                 ----------    ----------
                                                     11,347       141,668
Less - Accumulated Amortization............             (87)       (2,230)
                                                 ----------    ----------
Net Intangible Assets......................      $   11,260    $  139,438
                                                 ==========    ==========

(4)  Marketable Securities

     Marketable securities consist of investments in other companies in the form of equity securities. The Company has classified all investments as available-for-sale. Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     For the three  and nine  months  ended  September  30,  2000,  the  Company recognized comprehensive losses of $3.4 and $4.4 million, respectively. Subsequent to September 30, 2000, the Company sold an investment for a realized gain of $2.7 million.


(5)  Stockholders' Equity

     Common Stock and Stock Options

     During the three months and nine months ended September 30, 2000, the Company issued 1,363,052 and 4,466,618 shares, respectively, of common stock exercised through stock option plans. The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its stock option plans. On August 14, 2000, the Board of Directors authorized the issuance of options to purchase 2,245,500 shares of common stock to certain executive officers at a price equal to fair market value.

     Common Stock Warrants

     In May 2000, a warrant to purchase 767,116 shares of common stock previously issued to a customer expired. In June 2000, the Company issued a new warrant to the customer to purchase 767,116 shares of common stock for $13.50 per share. The total value of the warrants, using the Black Scholes model, of $400,000, was offset against revenue of $2.8 million earned from the customer during the three months ended June 30, 2000. On September 25, 2000, the customer exercised its warrant rights and purchased 536,620 shares of common stock, by surrendering warrants to purchase 230,496 shares through a cashless exercise. As of September 30, 2000, there were no more warrants outstanding with this customer.

     In March, 2000, the Company issued America Online, Inc. (AOL) warrants to purchase up to 4,000,000 shares of company common stock at $63.26 (adjusted after one year, as to any unvested warrants, to the then-current market price of the Company's common stock). The warrants are exercisable from the time they vest until March 2003 as follows: (i) 1,000,000 warrants vest immediately; and
(ii) 3,000,000 warrants vest as revenue is earned by the Company (see Note 9).

     In September 2000, the Company entered into an agreement with Gateway Companies, Inc. (Gateway) whereby Gateway can earn warrants to purchase up to 3,000,000 shares of common stock at a price of $29.75 per share. Of these warrants, 1,000,000 vested immediately upon issuance, an additional 1,000,000 warrants vest on October 31, 2000, and the remaining 1,000,000 warrants can be earned by Gateway based on the terms of the agreement (see Note 9).


(6)  Deferred Stock-Based Compensation

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 30, 2000, the Company recorded deferred stock-based compensation of $28 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options, which is generally two to five years.


(7)  Earnings Per Share

     The computations of basic and diluted earnings per share (EPS) for each period were as follows:


                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                            1999        2000            1999        2000
                                                         ----------  ----------      ----------  ----------
                                                         (In thousands, except share and per share amounts)
Loss (Numerator)
Net loss.............................................   $   (7,526)   $   (8,231)   $  (14,097)   $  (36,053)
Preferred stock dividends............................         (224)           --          (511)           --
Accretion of preferred stock to redemption value.....          (36)           --          (131)           --
Value of preferred stock beneficial conversion feature          --            --        (9,400)           --
                                                        ----------    ----------    ----------    ----------
Basic EPS
Net loss applicable to common stockholders...........   $   (7,786)   $   (8,231)   $  (24,139)   $  (36,053)
                                                        ==========    ==========    ==========    ==========
Diluted EPS
Net loss applicable to common stockholders after
    assumed conversions..............................   $   (7,786)   $   (8,231)   $  (24,139)   $  (36,053)
                                                        ==========    ==========    ==========    ==========
Shares (Denominator)
Basic EPS
Net loss applicable to common stockholders: shares
    outstanding......................................   30,985,992    64,741,706    26,005,791    59,179,166

Effect of Securities Issued for Nominal Consideration
Warrants.............................................    1,679,997            --     1,679,997            --
Exercise of Warrants.................................   (1,499,709)           --      (809,130)           --
                                                        ----------    ----------    ----------    ----------
Diluted EPS
Net loss applicable to common stockholders after
    assumed conversions: shares outstanding..........   31,166,280    64,741,706    26,876,658    59,179,166
                                                        ==========    ==========    ==========    ==========
Per Share Amount
Basic EPS............................................   $     (.25)   $    (0.13)   $    (0.93)   $    (0.61)
                                                        ==========    ==========    ==========    ==========

Diluted EPS..........................................   $     (.25)   $    (0.13)   $    (0.90)   $    (0.61)
                                                        ==========    ==========    ==========    ==========


     Options to purchase 9,844,380 and 15,002,279 shares of common stock were outstanding as of September 30, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti- dilutive.


(8)  Related Party Transaction

     The Company entered into a strategic sales and marketing agreement with Office Depot, Inc. in February 2000. Office Depot is a significant stockholder and its former CEO is a former director of the Company. Pursuant to the sales and marketing agreement, Office Depot purchased subscriptions for network access for its customers that represented 25% of net revenues for the nine months ended September 30, 2000.


(9)  Strategic Agreements

     America Online

     On March 16, 2000, the Company entered into a series of agreements with AOL to co-develop a new generation of the Company's marketplace technology and to co-develop and market a co-branded marketplace. The Company and AOL will each contribute technology to the development alliance and co-manage the development of the new marketplace technology. The Company will pay AOL $20 million in eight equal quarterly installments beginning August 1, 2000 and AOL will make AOL programmers available to the development alliance.

     The parties also agreed to market the co-branded marketplace across the AOL properties. The Company agreed to pay AOL $50 million for marketing support in the form of advertising impressions. The Company paid $25 million to AOL in March 2000 and the $25 million balance is to be paid in seven equal quarterly installments beginning June 30, 2000. Approximately $6.1 million of this obligation was paid in the three months ended September 30, 2000.

     The Company and AOL have agreed to a revenue sharing arrangement, under which each will share revenue generated by the co-branded marketplace, including network access fees, transaction fees and advertising revenue. The marketplace was launched on August 13, 2000. In addition, the Company and AOL will share revenue resulting from the marketing of marketplaces utilizing the co-developed technology to AOL's trading partners.

     The Company imputed interest at 10% on the total $45 million of payments due to AOL. The discounted value of the payments have been included in the accompanying condensed consolidated balance sheets as a liability called "Obligation Under Marketing and Technology Development Agreement."

     The Company also issued AOL warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $63.26 (adjusted after one year, as to any unvested warrants, to the then-current market price of the Company's common stock). The warrants are exercisable from the time they vest until March 2003 as follows: (i) 1,000,000 warrants vest immediately; and (ii) 3,000,000 warrants vest as revenue is earned by the Company under the terms of the agreement. Vesting begins when annualized revenues equal $25 million and vest one share per $40 of revenue thereafter. The value of the warrants was determined to be $25.8 million using the Black Scholes model, and is recorded as additional paid-in capital.

     The total amount of payments and warrants given to AOL have been recorded as an intangible long-term asset based on their relative fair values. The marketing expense will be charged to sales and marketing expense as impressions are delivered. The technology development costs will be amortized to programming and development expense over five years (the estimated useful life of such costs and the agreement term, including expected renewals).

     At certain revenue thresholds and at certain times during the agreement term, AOL has the option to (i) receive a share of the revenue from the decision point forward, or (ii) receive a cash payment of $25 million in exchange for providing additional future advertising. The contingent payment will be accrued as revenue is earned, and a corresponding prepaid marketing expense will be recorded. Should AOL elect the revenue share, the asset and liability will be eliminated at that time.

    Gateway

     In September 2000, the Company entered into agreements with Gateway pursuant to which (i) the Company agreed to acquire approximately $500,000 of computer hardware from Gateway, (ii) Gateway agreed to acquire three marketplace software licenses from the Company for approximately $3.3 million, and (iii) Gateway agreed to provide the Company with certain training services for customers using the Company's global e-commerce marketplace, including the Gateway marketplaces to be powered by the Company (the "Gateway Marketplaces"), and certain marketing services in connection with the Gateway Marketplaces and the Company's global marketplace. The services shall be rendered during a two-year period, and the aggregate value of the services shall not be less than $40 million nor more than $56.7 million.

     In consideration of the training and marketing services to be rendered, the Company issued three separate warrants to purchase an aggregate of 3,000,000 shares of Company common stock at an exercise price of $29.75 per share. Of the warrants, 1,000,000 vested and are exercisable immediately and another 1,000,000 vest and become exercisable on October 31, 2000. The remaining 1,000,000 warrants may vest and become exercisable over a period of eighteen months, with one share vesting for each $40 in revenue generated from transaction fees charged for transactions executed over the Gateway Marketplaces. The value of these warrants, using the Black Scholes model, totaled $38.2 million. The minimum value of the training and marketing services to be received has been determined to be at least equal to the value of the warrants. The training services were valued based upon the estimated number of training units to be offered and the estimated fair value of each unit using information obtained from other companies that provide similar training services. The marketing services were valued based primarily upon the estimated number of icons to be placed on computers sold by Gateway to their small- and medium-sized business customers, based on third party quotes. The value of these marketing and training services has been deferred and will be amortized over the life of the contract on the faster of the straight-line basis or as the services are used. The license fees payable to the Company under these agreements represented 11% of net revenues for the nine months ended September 30, 2000.

(10) Subsequent Events

     On October 29, 2000, the Company entered into a definitive purchase agreement to acquire all of the outstanding shares of capital stock of Stratton-Warren Software, Inc. for approximately $14.0 million in cash and marketable securities. This transaction will be accounted for as a purchase, and is expected to close in the fourth quarter of fiscal year 2000 subject to customary conditions and due diligence.

     On November 3, 2000, the Company entered into an agreement with E-Marketpro, LLC, a company majority, owned by Bradley D. Redmon, a former director of the Company, whereby the Company agreed to acquire certain marketing and other intangible rights back from E-Marketpro for 100,000 shares of common stock. The Company also agreed to issue E-Marketpro up to 100,000 additional shares of Company common stock if it generates a minimum level of revenue in the next 12 months.


(11) Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS Nos. 137 and 138, which defer the effective date and amend portions of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does management expect the Company to engage in, derivative or hedging activities; therefore, management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000, and for the three and nine months ended September 30, 1999 and 2000, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In addition to the historical information contained herein, the discussion in this Form 10-Q may contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to our products; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses; products and technologies; strategic relationships; recognition of deferred revenue; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10- Q. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Risk Factors" included in Item 2 of this Form 10-Q as well as those cautionary statements and other factors set forth elsewhere herein. You are urged to consider such factors.


Overview

     We are a leading provider of business-to-business electronic marketplace solutions. We license our software products to businesses that own and operate their own private labeled e-marketplaces. We operate a global e-marketplace that provides businesses of all sizes with a low-cost and efficient e-commerce solution for buying and selling a wide range of products and services over the internet. We also develop, host and maintain private labeled e-marketplaces that can connect to our public global e-marketplace.

     Our predecessor company was incorporated in October 1996. In January 1998, we incorporated PurchasePro.com, Inc., and acquired all of the assets and assumed all of the liabilities of our predecessor. In August 1998, we acquired our subsidiary company, Hospitality Purchasing Systems (HPS). From October 1996 to the commercial release of our service in April 1997, we were primarily engaged in raising capital and developing our global e-marketplace and software infrastructure.

     In April 1997, we released PurchasePro 1.0, enabling our members to transact e-commerce in our global e-marketplace. Our next release in July 1997 provided this capability over the Internet. In September 1998, we released PurchasePro 3.0, our e-marketplace enabling software. In February 1999, we released PurchasePro 4.0, which allows members the additional capability of building private labeled e-marketplaces. On December 15, 1999, the Company released PurchasePro 5.0, a browser-based version that allows members to access the global e-marketplace and private labeled e-marketplaces with a user identification and password over the Internet. In May 2000, we launched a new suite of private-labeled e-marketplace software solutions.

     From inception through June 30, 1999, substantially all of our revenues were derived from monthly membership subscription fees for access to our global e-marketplace and from application service fees for private-labeled e-marketplaces. Our strategy is to generate multiple recurring revenue streams and beginning in 1999, we began to recognize revenues from other sources, including transaction fees and advertising fees. In 1999, with the release of version 4.0, we began contracting with business customers to set up private labeled e-marketplaces tailored to the needs of our customers. We began charging these customers an application service provider fee for a fully operational e-marketplace solution hosted and maintained by us during the period of service. In general, we recognize revenues as an application service provider over the period of service. In August 1998, our purchasing aggregator subsidiary, HPS, began generating transaction fees and participation fees from groups buying services provided to the hospitality industry.

     In June 2000, we launched a suite of private e-marketplace solutions designed for three large classes of businesses and began licensing our software. We recognize revenue from these software license agreements in accordance with SOPs 97-2 and 98-9. Software license fees are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. In connection with these private labeled e-marketplace software sales, we often generate additional recurring revenue streams from customers who purchase maintenance and other professional services, including month-to-month hosting services to those software licensees who elect to have us host their e-marketplaces rather than host the e-marketplace on their hardware networks.

     In September 2000, we began selling software licenses for these private labeled e-marketplace solutions through value added resellers. At present, we have adopted the method of deferring revenue recognition until the time the reseller delivers the software to the end user. We cannot be assured when the resellers will actually deliver the software.

     In September 1999, we began generating transaction fee revenues from transactions consummated by members of our global e-marketplace with value added merchandise and service providers. Also, we began generating advertising fees, which we believe will continue to generate both transaction fees and advertising revenues in the future, and that these revenue streams will become a more significant portion of our total revenues.

     Since our inception on October 8, 1996, we have incurred significant net losses. From inception through December 31, 1996, we had a net loss of $123,000. For the years ended December 31, 1997, 1998 and 1999, our net losses applicable to common stockholders were $3.0 million, $7.1 million and $82.0 million, respectively. For the nine months ended September 30, 1999 and 2000, we had net losses applicable to common stockholders of $24.1 million and $36.1 million, respectively. Through September 30, 2000, our accumulated deficit totaled $114.8 million.


Results of Operations

     The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the financial statements and notes thereto.



                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                            1999        2000            1999        2000
                                                         ----------  ----------      ----------  ----------
                                                         (In thousands, except share and per share amounts)
Revenues
     Network access fees.............................         69.4%         29.3%         74.6%         42.5%
     Software license fees...........................           --          65.4            --          40.8
     Advertising.....................................         15.2           3.7           7.6           6.7
     Other...........................................         15.4           1.6          17.8          10.0
                                                        ----------    ----------    ----------    ----------
                                                             100.0         100.0         100.0         100.0
Cost of revenues.....................................         13.0           8.6          16.9           8.0
                                                        ----------    ----------    ----------    ----------
Gross profit.........................................         87.0          91.4          83.1          92.0
Operating expenses
     Sales and marketing.............................        140.0          72.1         161.3          94.4
     General and administrative......................        126.3          42.4         138.5          56.8
     Programming and development.....................         45.1          15.9          45.7          19.0
     Amortization of stock-based compensation........        231.0          14.9         147.7          47.9
                                                        ----------    ----------    ----------    ----------
         Total operating expenses....................        542.4         145.3         493.2         218.1
                                                        ----------    ----------    ----------    ----------
Operating loss.......................................       (455.4)        (53.9)       (410.1)       (126.1)
Other income (expense)...............................          4.8           6.4         (10.7)         11.3
                                                        ----------    ----------    ----------    ----------
Net loss.............................................       (450.6)        (47.5)       (420.8)       (114.8)
Preferred stock dividends, accretion of preferred
    stock to redemption value and value of preferred
    stockbbeneficial conversion feature..............        (15.6)           --        (299.8)           --
                                                        ----------    ----------    ----------    ----------
Net loss applicable to common stockholders.                 (466.2)%       (47.5)%      (720.6)%      (114.8)%
                                                        ==========    ==========    ==========    ==========


Comparison of the Three Months Ended September 30, 1999 and September 30, 2000

     Revenues. Our revenues consist primarily of (1) network access fees, that include subscription fees and transaction fees charged to individual subscribers for access to our global e-marketplace and application service fees for private labeled e-marketplaces we power for our customers, hosting fees for those private labeled e-marketplace customers who have licensed our software products, and services for setting up e-marketplaces, and our share of subscription fees;
(2) software license and maintenance fees for private labeled e-marketplace licenses sold by us; (3) advertising fees for advertising on our global e-marketplace and through resellers, and (4) other revenues, which include fees of our purchasing aggregator subsidiary, HPS, and other ancillary services.

     Our net revenues increased from $1.7 million for the three months ended September 30, 1999, to $17.3 million for the three months ended September 30, 2000. Substantially all of this increase resulted from growth in our software license fees, new network access and advertising fees. Our network access revenue increased from $1.2 million for the three months ended September 30, 1999, to $5.1 million for the three months ended September 30, 2000. Of the increase, $3.0 million relates to the Office Depot sales agreement, whereby Office Depot pays the network access fees for 2.1 million subscribers. Software license revenue increased from $0 to $11.3 million for the three months ended September 30, 1999 and September 30, 2000, respectively. Software license revenues consist of sales of software licenses which are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under SOP 97-2 and SOP 98-9, software license revenues are recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.

     At present, we have adopted the method of deferring revenue recognition until the time the reseller delivers the software to the end user. Under our standard reseller program, we have no obligation of future performance under licenses sold to resellers. For those customers that acquire the software through a license and also enter into a 45-day service contract, the license fees are deferred and recognized at the time of completion of services. Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial license sales and are recognized ratably over the term of the maintenance period, generally for terms of two to four years. Advertising revenues increased from $254,000 to $648,000 for the three months ended September 30, 1999 and 2000, respectively. Other revenues, which include transaction fees and participation fees of our purchasing aggregator subsidiary, HPS, and other ancillary services, increased from $258,000 for the three months ended September 30, 1999, to $269,000 for the three months ended September 30, 2000.

     Cost of Revenues. Our cost of revenues consists primarily of costs for operating the public and private marketplace network and private e-marketplace development, including fees for independent contractors and compensation for our personnel. Our cost of revenue increased from $218,000 for the three months ended September 30, 1999, to $1.5 million for the three months ended September 30, 2000. The increase was primarily the result of the increase in personnel in our network and project development departments. Expenses related to personnel costs of our network and web site operations departments increased from $179,000 for the three months ended September 30, 1999, to $734,000 for the three months ended September 30, 2000. Expenses related to personnel costs of our e-marketplace development department increased from $0 to $275,000 over the same period. We expect that our cost of revenues will increase in absolute dollars, but will remain relatively constant as a percentage of revenues in future periods. This reflects the increased efficiency of our network department to provide service to our customers. Our gross profit increased from $1.5 million for the three months ended September 30, 1999, to $15.8 million for the three months ended September 30, 2000.

     Sales and Marketing Expenses. Our sales and marketing expenses are comprised primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased from $2.3 million for the three months ended September 30, 1999, to $12.5 million for the three months ended September 30, 2000. This increase is primarily attributable to an increase in our marketing, promotional and branding efforts. Costs associated with our marketing activities increased from $495,000 for the three months ended September 30, 1999, to $5.9 million for the three months ended September 30, 2000. Included in sales and marketing expenses for the three months ended September 30, 2000, is a charge for $3.9 million related to our advertising efforts with Office Depot, Inc. Sales and marketing expenses for the three months ended September 30, 2000, included a $895,000 non-cash charge related to the amortization of editorial content which is being amortized over three years. Expenses related to our sales and marketing personnel increased from $1.5 million for the three months ended September 30, 1999, to $4.9 million for the three months ended September 30, 2000. Travel and related costs increased from $308,000 for the three months ended September 30, 1999, to $459,000 for the three months ended September 30, 2000. We expect that our sales and marketing expenditures will continue to increase, both in absolute dollars and as a percentage of net revenues, a result of the anticipated expenditures under the AOL agreement and other increased marketing efforts.

     General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. Our general and administrative expenses increased from $2.1 million for the three months ended September 30, 1999, to $7.4 million for the three months ended September 30, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff, operating facilities and increased depreciation. Expenses related to our general and administrative staff increased from $853,000 for the three months ended September 30, 1999, to $1.3 million for the three months ended September 30, 2000. Facilities costs increased from $351,000 for the three months ended September 30, 1999, to $1.2 million for the three months ended September 30, 2000, as the result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $195,000 for the three months ended September 30, 1999, as compared to $1.3 million for the three months ended September 30, 2000. The increase corresponds primarily to the increase in our revenues. Depreciation and amortization also increased over the same periods from $239,000 to $2.1 million, respectively. The increase is mainly related to the addition of computer equipment and leasehold improvements. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations.

     Programming and Development Expenses. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $752,000 for the three months ended September 30, 1999, to $2.7 million for the three months ended September 30, 2000. The increase is primarily attributable to an increase in our programming staff. Expenses related to program and development personnel increased from $675,000 for the three months ended September 30, 1999, to $1.1 million for the three months ended September 30, 2000. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues as we anticipate continuing to develop and enhance our network capabilities.

     Deferred Stock-Based Compensation. During the three months ended September 30, 1999 and 2000, we charged an additional $965,000 and $0, respectively, of deferred stock-based compensation to stockholder's equity in connection with certain stock options granted to employees. The deferred stock-based compensation is being amortized over the vesting periods of the related options. For the same periods, amortization of deferred stock-based compensation totaled $3.9 million and $2.6 million, respectively.

     Other Income (Expense). Interest income increased from $82,000 to $1.6 million for the three months ended September 30, 1999 and 2000, respectively. The increase relates to interest earned on public offering proceeds that were invested in short- and long-term investments. Our interest expense increased from $2,000 for the three months ended September 30, 1999, to $519,000 for the three months ended September 30, 2000. The increase resulted primarily from imputed interest on the AOL agreement liability. Interest expense in 1999 primarily related to borrowings from our Chairman and Chief Executive Officer on notes payable outstanding since September 1998 and December 1998.


Comparison of the Nine Months Ended September 30, 1999 and September 30, 2000

     Revenues. Our net revenues increased from $3.4 million for the nine months ended September 30, 1999, to $31.4 million for the nine months ended September 30, 2000. Substantially all of this increase resulted from growth in our membership, new network access, software license fees and advertising fees. Our network access revenue increased from $2.5 million for the nine months ended September 30, 1999, to $13.4 million for the nine months ended September 30, 2000. Of the increase, $8.0 million relates to the Office Depot sales agreement, whereby Office Depot pays the network access fees for their customers. Software license revenue increased from $0 to $12.8 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. Advertising revenue increased from $254,000 for the nine months ended September 30, 1999, to $2.1 million for the nine months ended September 30, 2000. Other revenues, including web site development and hosting fees, catalog fees, and finance charges, increased from $595,000 for the nine months ended September 30, 1999, to $3.1 million for the nine months ended September 30, 2000.

     Cost of Revenues. Our cost of revenue increased from $568,000 for the nine months ended September 30, 1999, to $2.5 million for the nine months ended September 30, 2000. The increase was primarily the result of the increase in personnel in our network and project development departments. Expenses related to personnel costs of our network and web site operations departments increased from $476,000 for the nine months ended September 30, 1999, to $1.4 million for the nine months ended September 30, 2000. Expenses related to personnel costs of our e-marketplace development department increased from $0 to $374,000 over the same period. We expect that our cost of revenues will increase in absolute dollars, but will remain relatively constant as a percentage of revenues in future periods. This reflects the increased efficiency of our network department to provide service to our customers. Our gross profit increased from $2.8 million for the nine months ended September 30, 1999, to $28.9 million for the nine months ended September 30, 2000.

     Sales and Marketing Expenses. Our sales and marketing expenses increased from $5.4 million for the nine months ended September 30, 1999, to $29.7 million for the nine months ended September 30, 2000. This increase is primarily attributable to an increase in our marketing, promotional and branding efforts. Costs associated with our marketing activities increased from $757,000 for the nine months ended September 30, 1999, to $11.5 million for the nine months ended September 30, 2000. Included in sales and marketing expense for the nine months ended September 30, 2000, is a charge for $3.9 million related to our advertising efforts with Office Depot, Inc. Sales and marketing expense for the nine months ended September 30, 2000, included an $895,000 non-cash charge related to the amortization of editorial content, which is being amortized over three years. Expenses related to our sales and marketing personnel increased from $3.2 million for the nine months ended September 30, 1999, to $14.8 million for the nine months ended September 30, 2000. Travel and related costs increased from $621,000 for the nine months ended September 30, 1999, to $1.8 million for the nine months ended September 30, 2000. We expect that our sales and marketing expenditures will continue to increase, both in absolute dollars and as a percentage of net revenues, as a result of the anticipated expenditures under the AOL agreement and other increased marketing efforts.

     General and Administrative Expenses. Our general and administrative expenses increased from $4.6 million for the nine months ended September 30, 1999, to $17.8 million for the nine months ended September 30, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff, operating facilities and increased depreciation. Expenses related to our costs for general and administrative personnel increased from $1.9 million for the nine months ended September 30, 1999, to $4.1 million for the nine months ended September 30, 2000. Facilities costs increased from $822,000 for the nine months ended September 30, 1999, to $3.1 million for the nine months ended September 30, 2000, as a result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $321,000 for the nine months ended September 30, 1999, as compared to $2.0 million for the nine months ended September 30, 2000. Depreciation and amortization increased from $428,000 to $4.5 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. The increase is mainly related to the addition of computer equipment and leasehold improvements. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues, as we anticipate continuing to expand our operations.

     Programming and Development Expenses. Our programming and development expenses increased from $1.5 million for the nine months ended September 30, 1999, to $6.0 million for the nine months ended September 30, 2000. The increase is primarily attributable to an increase in our programming staff. Expenses related to program and development personnel increased from $1.4 million for the nine months ended September 30, 1999, to $4.2 million for the nine months ended September 30, 2000. We expect that our programming and development expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues as we anticipate continuing to develop and enhance our network capabilities.

     Deferred Stock-Based Compensation. During the nine months ended September 30, 1999 and 2000, we charged an additional $9.7 million and $18.3 million, respectively, of deferred stock-based compensation to stockholder's equity in connection with certain stock options granted to employees. The deferred stock-based compensation is being amortized over the vesting periods of the related options. For the same periods, amortization of deferred stock-based compensation totaled $4.9 million and $15.0 million, respectively.

     Other Income (Expense). Interest income increased from $107,000 to $4.6 million for the nine months ended September 30, 1999 and 2000, respectively. The increase relates to interest earned on public offering proceeds that were invested in short- and long-term investments. Our interest expense increased from $187,000 for the nine months ended September 30, 1999, to $1.1 million for the nine months ended September 30, 2000. The increase resulted primarily from the imputed interest on the AOL agreement liability.


Liquidity and Capital Resources

     Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the nine months ended September 30, 1999 and 2000, we used a total of $8.4 million and $31.7 million of cash, respectively, in our operating activities. Cash used in operating activities in each period resulted primarily from a net loss in those periods. For the nine months ended September 30, 1999 and 2000, our cash used in operating activities included increases in our trade accounts receivable of $1.7 million and $22.6 million, respectively. The increase is primarily attributable to billings for larger network access contracts, software licenses and advertising revenues.

     For the nine months ended September 30, 1999 and 2000, we used cash totaling $2.3 million and $49.4 million, respectively, in our investing activities, which have consisted primarily of expenditures for computer and related equipment, leasehold improvements, investments in other companies and payment for long-term strategic marketing opportunities. The increase also includes $25.0 million paid to AOL under our marketing and technology development agreement (see Note 9).

     Net cash provided by financing activities for the nine months ended September 30, 1999 and 2000, was $57.5 million and $152.5 million, respectively. This increase includes the net proceeds of our secondary public offering on February 10, 2000.

     As of September 30, 2000, our principal source of liquidity was approximately $102 million of cash and cash equivalents. As of September 30, 2000, we had trade accounts receivable, net of our estimated reserve for uncollectable accounts, of $22.6 million. A significant portion of this receivable balance related to software licenses sold in the latter part of the quarter ended September 30, 2000. Generally, our software license agreements have 30-day payment terms. At September 30, 2000, we had deferred revenues totaling $6.2 million, including deferred reseller revenues. Deferred reseller revenues will be recognized at the time the reseller delivers the software to the end user.

     As of September 30, 2000, we had material commitments for capital expenditures of $10.2 million. We expect such expenditures will primarily be for leasehold improvements to our new technical facility and computer equipment to expand and enhance our network. As described in Note 9 of Notes to the Condensed Consolidated Financial Statements, we have commitments to pay AOL $38.9 million over the next two years under our marketing and technology development agreement. We have also entered into several non-cancelable lease commitments that will require payments of approximately $15.5 million over the next five years.

     We believe that we have sufficient cash and cash equivalents, including the proceeds from our public offerings, to fund our operating and investing activities through the fiscal year 2001. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations.


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

     We only began offering access to our e-marketplace in April 1997. We have entered into the majority of our contracts and significant relationships only within the last 24 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market. Many of these risks are unknown, but include both the lack of widespread acceptance of the Internet as a means of purchasing products and services and the ability to manage our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.


We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

     We have never been profitable. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996. As of September 30, 2000, we had an accumulated deficit of $114.8 million. For a detailed discussion of our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." We expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues for profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.


The revenue and profit potential of our business model is unproven. Our success is dependent on our ability to expand our membership base and expand into new markets and industries.

     Our business model is to generate revenues from the development of both public and private on-line e-marketplaces for business-to-business e-commerce and selling licenses for our software to companies developing their own e-marketplaces. Our business model is new and our ability to generate revenue or profits is unproven. Furthermore, our success is dependent on our ability to expand our membership base, both in new markets and industries and within those markets and industries in which we currently operate, including through sales of our recently launched new suite of e-marketplace products. Sales of these new products may not grow as rapidly as we forecast or may not grow at all, and we may not otherwise be successful


We depend on sales and marketing strategic relationships for growth. These relationships may not contribute to increased use of our services, help us add new members, or increase our revenue. We may not be able to enter into new relationships or maintain our existing relationships.

     We have used and plan to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. These arrangements may not generate significant additional sales of our products or services or add any new members or otherwise increase revenues and as a result, we may not achieve the anticipated member or revenue growth. We may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. In addition, we may not be able to recover our costs and expenses associated with these efforts which could severely harm our business.


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

     The business-to-business e-commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. In addition to competition from several e-commerce trade communities, we also compete with enterprise software purchasing systems providers such as Ariba and Commerce One, especially as it relates to sales of our recently launched suite of e-marketplace products. Although there currently is no dominant provider in our market, a single provider may establish dominance in the market. Further, we expect that additional companies will offer competing e-commerce solutions in the future. Barriers to entry are minimal, and competitors may develop and begin offering similar services. In the future, we may encounter competition from enterprise software developers such as Peoplesoft, Oracle and SAP, as well as from our current members and partners. Many of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. As a result, our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and may devote substantially more resources to product development. Our business could be severely harmed if we are not able to compete successfully against current or future competitors. Furthermore, increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.


We will need to improve and implement new systems, procedures and controls in order to effectively manage our growth and expansion.

     Continued implementation of our business plan requires an effective planning and management process. Our business will suffer dramatically if we do not effectively manage our growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We have grown from eight employees in January 1997 to 496 employees as of September 30, 2000, and we may continue to add to our sales and marketing, customer support and product development personnel. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.


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

     Our sales cycle for private label e-marketplaces typically takes three to six months to complete and varies from contract to contract, but has taken up to 12 months for some contracts. A large number of our members are introduced to our e-marketplaces through such accounts. Our lengthy sales cycle for private label e-marketplaces could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer and the level of competition that we encounter in our selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In some cases, we provide access to our e-marketplaces on a trial basis for customer evaluation, which can again prolong the sales process. Our sales cycle can be further extended for product sales made through third parties, such as our resellers.


Our quarterly results are subject to significant fluctuations, and our stock price may decline if we do not meet expectations of investors and analysts.

     We expect that our quarterly operating results will fluctuate significantly due to many factors, many of which are outside our control, including:

     o    demand for and market acceptance of our products and services;

     o    inconsistent growth, if any, of our member base;

     o    loss of key customers or strategic partners;

     o timing of the recognition of revenue for large contracts, or for sales of licenses through resellers;

     o variations in the dollar volume of transactions effected through our e- marketplaces;

     o    intense and increased competition;

     o introductions of new services or enhancements, or changes in pricing policies, by us or by our competitors;

     o    our ability to control costs; and

     o    reliable continuity of service and e-marketplace availability.

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

     Although most of the agreements we enter with our customers continue for at least one year, some of our agreements are on a month-to-month basis or have shorter terms and some may be terminated at any time. In addition, the agreements we enter with our customers customarily allow termination by the customer on short-term notice. We have expended significant financial and personnel resources and have expanded our operations on the assumption that relationships established by these agreements will be long-term. If these become contracts of short-term duration because of an early termination or non-renewal by the member, we may be unable to recover the costs we incurred and our business could suffer dramatically.


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

     International operations are subject to many risks, including:

     o the impact of recessions in economies outside the United States, especially in Asia;

     o    changes in regulatory requirements;

     o    reduced protection for intellectual property rights in some countries;

     o    potentially adverse tax consequences;

     o    difficulties and costs of staffing and managing foreign operations;

     o    political and economic instability;

     o    fluctuations in currency exchange rates;

     o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

     o    tariffs, export controls and other trade barriers.


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

     The use of the Internet for retrieving, sharing and transferring information among businesses, buyers, suppliers and partners has only recently begun to develop. If the Internet is not able to accommodate growth in e-commerce, our business would suffer. The recent growth in the use of the Internet has caused frequent periods of performance degradation. Our ability to sustain and improve our services is limited, in part, by the speed and reliability of the e- marketplaces operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion.


We are dependent upon the growth of the Internet as a means of commerce.

     If the e-commerce market does not grow or grows more slowly than expected, our business will suffer. The possible slow adoption of the Internet as a means of commerce by businesses may harm our prospects. A number of factors could prevent the acceptance and growth of e-commerce, including the following:

     o e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing; o businesses may not be able to implement e-commerce applications on these e-marketplaces;

     o increased government regulation or taxation may adversely affect the viability of e-commerce;

     o insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and

     o adverse publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e- commerce transactions could discourage its acceptance and growth.

     Even if the Internet is widely adopted as a means of commerce, the adoption of our products and service, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solutions. Furthermore, our public e- marketplace operates as an open bidding process allowing buyers to instantaneously compare the prices of suppliers. In some instances, suppliers have been reluctant to join or continue as a member of our e-marketplaces and participate in an open bidding process because of the increased competition and comparisons this environment creates.


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

     We update and maintain extensive databases of the products, services and e-marketplace transactions for owners of private label e-marketplaces and our members. Our computer systems and databases must allow for expansion as a marketplace owner's or member's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems, which could cause a disruption in our service and our ability to provide accurate information to our members. These problems may result in a loss of members, which could severely harm our business. Some of our customer contracts provide for service level guarantees for the accuracy of data. Our failure to satisfy these service level guarantees could result in liability or termination of the contract and a loss of business, and our business and our reputation would suffer.


We may not be able to accurately predict the rate of increase in the usage of our e-marketplaces, which may affect our timing and ability to expand and upgrade our systems.

     Traffic in our e-marketplaces continues to increase which will require us to expand and upgrade some of our transaction processing systems and e-marketplace hardware and software. We may not be able to accurately predict the rate of increase in the usage of our e-marketplace. This may affect our timing and ability to expand and upgrade our systems and e- marketplace hardware and software capabilities to accommodate increased use of our e-marketplace. If we do not upgrade our systems and e-marketplace hardware and software appropriately, we may experience downgraded service, which could damage our business reputation, relationship with members and our operating results.


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


Our products and services depend on complex software. Unknown defects in this software could result in service and product development delays.

     Our e-marketplace services and e-marketplace software products depend on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could severely harm our business. In the past, we have missed internal software development and enhancement deadlines. Some of our contracts contain software enhancement and development milestones. If we are unable to meet these milestones, whether or not the failure is attributable to us or a third party, we may be in breach of our contractual obligations. Such a breach could damage our reputation, lead to termination of the contract, and adversely affect our business.


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

     We currently hold various Internet Web addresses relating to our procurement network. If we are not able to prevent third parties from acquiring Web addresses that are similar to our addresses, third parties could acquire similar domain names, which could create confusion that diverts traffic to other web- sites away from our procurement networks, thereby adversely affecting our business. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. The regulation of Web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting proprietary rights is unclear.


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

     Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

     o    divide our board of directors into three classes;

     o authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

     o    prohibit stockholder action by written consent; and

     o establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

     Further, certain provisions of Nevada law make it more difficult for a third party to acquire us. Some of these provisions:

     o establish a supermajority stockholder voting requirement to approve an acquisition by a third party of a controlling interest; and

     o impose time restrictions or require additional approvals for an acquisition of us by an interested stockholder.



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     Changes in Securities

     During the three months ended September 30, 2000, we granted options to purchase 6,311,050 shares of common stock to employees, and during the nine months ended September 30, 2000, we granted options to purchase 9,983,880 shares of common stock to employees, under our Equity Incentive Plan. During the quarter ended September 30, 2000, employees, consultants and other service providers of the Company exercised options to purchase 1,363,052 shares of common stock. The sale of the above securities was registered on a Registration Statement on Form S-8 (No. 333-91533) under the Securities Act of 1933.

     During the quarter ended September 30, 2000, one warrant holder exercised warrants to purchase 536,620 shares of common stock.

     Use of Proceeds

     A Registration Statement on Form S-1 (File No. 333-80165) registering 4,600,000 shares of common stock filed in connection with our initial public offering for an aggregate offering of $55.2 million was declared effective by the SEC on September 13, 1999. A Registration Statement on Form S-1 (File No. 333-92303) registering 3,000,000 shares of common stock filed in connection with a public offering for an aggregate offering of $160 million was declared effective by the SEC on February 10, 2000. As of September 30, 2000, the Company had used approximately $96.1 million of the aggregate net offering proceeds from both offerings to fund its operations, as follows (in thousands):


     Working capital..................................     $   35,900
     Marketing agreement..............................         25,000
     Purchase or property and equipment...............         19,100
     Investments......................................         10,100
     Construction of facilities.......................          5,900
     Repayment of indebtedness........................            100
                                                           ----------
                                                           $   96,100
                                                           ==========


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

        3(i).1      Amended and  Restated  Articles of  Incorporation  (filed as
                    Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

       3(ii).1 Bylaws of the Registrant, as amended (filed as Exhibit 3(ii).1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

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

          10.24 Amendment to Warrant to Purchase Common Stock of the Company dated December 6, 1999 (by Sprint Communications L.P.) (filed as Exhibit 10.24 to our Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

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

          10.27* Letter of Employment between Registrant and Richard Moskal (filed as Exhibit 10.27 to our Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

          10.28* Letter of Employment between Registrant and Scott Miller (filed as Exhibit 10.28 to our Registration Statement on Form S-1 (No. 333-92303), and incorporated herein by reference).

          10.29 Office Depot Statement of Work and Network Access Agreement (filed as Exhibit 10.23 to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

          10.30 AOL Technology Development Agreement (filed as Exhibit 10.24 to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

          10.31 AOL Interactive Marketing Agreement (confidential treatment has been requested for certain portions of this exhibit)(filed as Exhibit 10.25 to our quarterly report on Form 10-Q for the quarter ended March 31, and incorporated herein by reference).

          10.32     Advanstar Warrant Agreement Amendment No. 1.

          10.34 Training and Management Services Agreement by and between the Company and Gateway Companies, Inc.**++

          10.35 Warrant Agreement by and between the Company and Gateway Companies, Inc.**

          10.36 Warrant Agreement by and between the Company and Gateway Companies, Inc.**

          10.37 Warrant Agreement by and between the Company and Gateway Companies, Inc.**

          27.1      Financial Data Schedule.

*   Indicates management contract or compensatory plan or agreement.
** Incorporated by reference to the Company's Current Report on Form 8-K, filed October 23, 2000.
+ Confidential treatment has been granted with respect to certain portions of these agreements.
++ Confidential treatment has been requested with respect to certain portions of these agreements.



     (b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

         On October 23, 2000,  we filed a Current  Report on  Form 8-K reporting
     (i) our transaction with Gateway Companies, Inc., and (ii) the approval of the issuance or amendment of warrants to purchase common stock of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PURCHASEPRO.COM, INC.


Date: November 13  , 2000     By:                  /s/ James P. Clough
                                 -----------------------------------------------
                                        James P. Clough,
                                        Senior Executive Vice President
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit No.  Description of Document

          27.1      Financial Data Schedule.