Form 10-K405
period 2000-12-31
PURCHASEPRO COM INC
filed 2001-04-02
CIK 1087831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER 000-26465

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 69,533,589 as of March 23, 2001.

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 23, 2001 was $458 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

    Certain exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated in Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PURCHASEPRO.COM, INC.
                                   FORM 10-K
                               DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                     --------
                                   PART I
ITEM

 1.    Business....................................................      3

 2.    Properties..................................................     10

 3.    Legal Proceedings...........................................     11

 4.    Submission of Matters to a Vote of Security Holders.........     11

                                   PART II

 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................     12

 6.    Selected Consolidated Financial Data........................     13

 7.    Management's Discussion and Analysis of Financial Condition
       and
       Results of Operations.......................................     14

7a.    Quantitative and Qualitative Disclosures about Market
       Risk........................................................     33

 8.    Financial Statements and Supplementary Data.................     34

 9.    Changes in and Disagreements with Accountants on Accounting
       and
       Financial Disclosure........................................     64

                                  PART III

10.    Directors and Executive Officers of the Registrant..........     64

11.    Executive Compensation......................................     64

12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................     64

13.    Certain Relationships and Related Transactions..............     64

                                   PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................     64

       Signatures..................................................     67

                                     PART I

ITEM 1: BUSINESS

    The discussion of our business contained in this annual report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

PURCHASEPRO.COM, INC.

    PurchasePro.com, Inc. is a leading provider of Internet business-to-business electronic commerce products and services. Our products and services enable customers to establish and operate on-line marketplaces utilizing our "powered by PurchasePro" brand that empower businesses of all sizes to easily buy and sell products and services, enhancing sales opportunities and reducing procurement costs. Our marketplace solutions respond to the most common corporate transactional needs: e-Procurement for corporate procurement, v-Distributor for online and off-line distributors, and e-MarketMaker for Internet market makers. At December 31, 2000, our global marketplace was comprised of hundreds of marketplaces and more than 140,000 businesses in more than 100 different vertical industries.

    Our marketplace owners are provided with a flexible design process during the start-up phase of their marketplace, enabling them to set business rules, determine which features of the marketplace products they want to use, and determine who will ultimately populate their marketplace. A unique feature of our product set is that, if the owner desires, every member of their marketplace is instantly interconnected with the members of every other marketplace. This instant marketplace-to-marketplace, or M2M, connectivity is a highly desirable feature among marketplace owners. The feature increases the liquidity of any one marketplace through the access to businesses in other marketplaces.

    Our suite of products and services provide solutions for both the "buy-side" and the "sell-side." We have always believed this dual focus is critical to marketplace success. On the buy-side, buyers must have a simple, easy to use system that can be implemented with potentially thousands of buyers per marketplace. This ease-of-use encourages end-user adoption and drives transactions through the system. On the sell-side, it must be simple and scalable for suppliers to add content to the system, such as product listings, catalogs, classified ads and other methods. In addition to simple content, PurchasePro gives suppliers a variety of means to promote their products and services widely throughout the PurchasePro interconnected marketplaces. These include at the lowest level a deep supplier profile and keyword list. At the highest levels this includes a continued program of advertising and promotion to make supplier products visible to the most number of potential buyers.

    Using our suite of products and services, companies of all sizes can streamline their purchasing and sourcing activities. Buyers can source new suppliers and electronically purchase from catalogs that include contracted pricing with vendors. Buyers can locate products via a powerful search engine using keywords, product classifications or company names, and issue requests for quotes ("RFQs") to multiple suppliers instantly to ensure competitive pricing and comparison shop suppliers' electronic catalogs. Buyer members save time and money by eliminating wasted hours on the phone, fax and communications. Finally, the system records all activity, generating an electronic audit trail of all purchases that can be accessed through a variety of reports run on demand.

INDUSTRY OVERVIEW

    GROWTH OF INTERNET USAGE AND E-COMMERCE. The Internet and related technologies are changing the way businesses and consumers communicate, share information and conduct business. As the number of Internet users and the sophistication of Internet-enabled content and development tools have increased, the Internet's functionality has expanded from a medium primarily for publishing information to one that enables more complex business-to-business communications and commerce. At the same time, businesses across many industries are facing increasing competitive pressures to lower costs, decrease inventories and improve sales and marketing productivity. To address these challenges, businesses are increasingly replacing paper-based transactions with Internet e-commerce solutions that provide cost-effective and efficient channels for connecting and transacting with global suppliers, distributors and customers. Forrester Research estimates that the United States business-to-business e-commerce market will grow to $2.7 trillion by 2004.

    INEFFICIENCIES IN CORPORATE PURCHASING AND SUPPLY. Historically, the purchasing of supplies and services has involved significant manual processes and, in many industries, has been highly fragmented and decentralized. Decentralized purchasing makes it difficult for businesses to manage employee purchases, control spending and prevent duplicative or unauthorized orders. Many companies do not have an efficient and easy-to-use means of executing and managing purchases of supplies and services. According to the Center of Advanced Purchasing Studies, corporate purchases of goods and services represent on average 38 percent of a company's revenues. Cost-effective purchasing is therefore an important contributor to improving a company's profitability. Despite the importance of the purchasing function and the prevalence of information technology systems in many enterprises, purchasing at many companies remains predominantly paper-based, labor intensive and decentralized. AMR Research estimates that the cost per procurement transaction for non-production supplies and services ranges from $75 to $175. These costs can exceed the cost of the items being purchased. In addition, these time consuming processes often result in fulfillment delays to end-users, leading to productivity losses.

    Traditional procurement processes also result in missed revenue opportunities and additional costs to suppliers. When buyers are unable to channel purchases to preferred suppliers, these suppliers lose revenue. Also, the time-consuming and manual process of sourcing new vendors often causes buyers to miss potential qualified suppliers. Suppliers also suffer from inefficient, error-prone and manual order fulfillment processes. Many suppliers dedicate significant resources to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and shipping notices. Suppliers also spend significant resources on customer acquisition and sales costs, including the production and distribution of paper catalogs. Without fully automated and integrated electronic commerce technologies, both buyers and suppliers incur substantial extraneous costs in conducting commerce.

    TRADITIONAL APPROACHES TO ELECTRONIC COMMERCE. Electronic data interchange ("EDI") represented the first major phase of improving the purchasing process. EDI systems involve a set of uniform formats for commercial documents such as invoices and purchase orders that allow computers to exchange such documents across private networks without human intervention. While this approach significantly reduced some processing times, it was very costly, complex and inflexible. In addition, because EDI systems rely on the execution of predefined transactions, they generally are not well suited for dynamic procurement environments involving many buyers and suppliers or a wide variety of goods and services. For these reasons, EDI systems have faced significant barriers to adoption and have received low penetration into the tens of millions of small and medium-sized businesses operating today.

    Several companies offer enterprise software focused on improving the process of employee purchasing of supplies across a large organization. In addition, several companies offer software focused on improving the coordination of a company's supply chain. Typically, both systems involve lengthy and expensive implementation processes. The significant expense associated with licensing and implementing these systems has made them unsuitable for all but the largest companies and their large trading partners.

THE PURCHASEPRO SOLUTION

    Our business-to-business e-commerce products and services enable businesses to establish marketplaces for communities of customers, suppliers and other business partners to buy and sell products and services over the Internet in an efficient and cost-effective manner. We believe our products and services offer significant advantages to alternative solutions, enabling our customers and their business partners to take advantage of the low costs and community building nature of the Internet and presenting an opportunity to much more rapidly implement and use our solutions. We offer three types of marketplace solutions: e-Procurement for corporate procurement, v-Distributor for online distributors, and e-MarketMaker for Internet market makers.

        E-PROCUREMENT. Our e-Procurement solution enables organizations to connect buyers to their contract suppliers, controlling and automating the entire purchasing process. The e-Procurement solution allows customers to control and aggregate purchases to take advantage of contracts; establish a network of preferred vendors; eliminate "maverick" spending; automate the RFQ and ordering processes; and establish and monitor the scalable corporate purchasing hierarchy.

        V-DISTRIBUTOR. Our v-Distributor solution easily and efficiently links distributors with a large number of their buyers. Our private label v-Distributor solution allows those companies that serve primarily as a distributor to invite their preferred buyers into the private marketplace. By proxy, the buyer is able to place orders directly with the manufacturer while the distributor appears to be the sole provider of all the products offered in the marketplace. The distributor, who is the sole point of contact for the buyer, captures the transaction markup, while maintaining and negotiating all pricing and products in the marketplace. Distributors can increase sales, improve customer service and reduce their inventory costs. In addition, by offering the buy-side capabilities to customers, the v-Distributor provides a value-added service that facilitates easier online ordering.

        E-MARKETMAKER. Our e-MarketMaker solution enables marketplace owners to brand their own community for buyers and suppliers, allowing all members to buy from and sell to each other in a real-time, virtual marketplace. The nature of the e-MarketMaker solution allows buyer members to link directly to other members to take advantage of better pricing, simplified product sourcing, streamlined processes and expanded product offerings. Members who sell through the marketplace further benefit from reduced collateral production costs and increased exposure to potential buyers.

    With membership in a marketplace powered by PurchasePro, companies of all sizes can participate in an interactive procurement network community of businesses seeking to expand sales and lower costs, allowing members to quickly realize the benefits of increased efficiency, faster turnaround and more timely information. Our user-friendly, browser-based solutions are easily scalable and provide businesses the following benefits:

        LOWER OPERATING COSTS. By eliminating many costly and time-consuming functions of traditional, paper-based buying and selling, our products and services allow companies to reduce operating costs and shorten cycle times in the purchasing and selling processes. Marketplace members prepare bid requests and simultaneously distribute them electronically to multiple parties. Responding bids are automatically aggregated and compiled in line-item comparison reports for easy analysis, enabling purchase orders to be expedited. Moreover, we provide a rapidly deployable outsourced solution that does not require companies to install expensive enterprise purchasing software systems or hire costly information technology specialists.

        LOWER PRICES. Members may realize reductions in the cost of the goods and services they purchase. Our solutions support competitive bidding in response to bid requests from buyers. By automating the sourcing process, companies may send out bid requests for smaller quantities more efficiently and expand the number of suppliers from which they request bids. Furthermore, buyers can achieve economies of scale by aggregating purchasing among subsidiaries and divisions.

        IMPROVED MANAGEMENT AND CONTROL. We allow marketplace members to proactively manage procurement through user-defined approval procedures. Procurement managers, for example, can predetermine the level of access and purchasing authority for each staff member. Utilizing the workflow features of our marketplaces, managers can quickly view, analyze and manage employee activities, providing improved control and more informed purchasing decisions. In addition, marketplace members may access automatically generated inquiry and transaction records facilitating improved documentation and auditing. We also maintain records of procurement activity by our members that can be used to verify or validate transactions.

        BETTER INFORMATION. Marketplace members are provided up-to-date pricing, product and supplier profile information on a 24-hour, 7-day a week basis. Our solution allows suppliers to maintain real-time control of pricing and other descriptive information about products and services they offer, helping to ensure that potential buyers obtain accurate information in a customizable format.

        GREATER ACCESS TO BUSINESS PARTNERS. We believe marketplace members are able to access new customers and suppliers. With our global marketplace, members can communicate with and conduct business among a broad array of companies in a highly efficient manner. In addition, we believe that our solution enables many of our members to offer, for the first time, their goods and services for sale over the Internet.

OUR PRODUCTS AND SERVICES

    PRODUCTS AND SERVICES FOR MARKETPLACE OWNERS. Our marketplace solutions are comprised of our proprietary marketplace software product supported by a platform with database software and other software components. We offer hosting, maintenance, project management, training and other professional services along with its marketplace software product. Customers may acquire our software products alone and operate their own private labeled marketplace, or in conjunction with one or more of the complementary services we offer, which together with our software, provides our customers with a complete marketplace solution.

    MEMBERSHIP SERVICES. In addition to the products and services offered to private labeled marketplace owners, through both our global marketplace and through the private labeled marketplaces we power, we offer members the ability to streamline their procurement--from sourcing to bidding to order to payment. Members on our marketplaces may participate as both a buyer and a seller. When acting as buyers, our members can realize a reduction in processing costs, achieve improved pricing, enforce corporate purchasing policies and maintain an audit trail for evaluating purchasing programs. When acting as suppliers, our members can strengthen relationships with existing customers, reach new buyers and lower sales, marketing and administrative costs.

    Unlike other solutions within our industry, our marketplace solutions enable each member to be a buyer, supplier or both. The following are key features of our solutions:

    - ON-LINE CATALOG CREATION. Sell-side members have access to a full array of self-service and full-service catalog creation tools. Members can use these tools to create, maintain or update their presence on a customer's marketplace or our global marketplace. Catalogs are the primary method of listing products on a marketplace. Sellers also have the option of listing themselves generically in a product, services or supplier directory.

    - SOURCING. Buy-side members have access to a large database of electronically enabled suppliers. Buyers can use this database to search for new suppliers or buy goods from existing suppliers. The on-line database automates the process of sourcing new products or services.

    - REQUEST FOR QUOTES/INFORMATION. As part of the sourcing process, many buyers send out requests for quotes or requests for information to suppliers who are candidates to supply goods or services to them. This tool enables buyers to request information and analyze supplier responses in terms of price, delivery terms, availability and other parameters set by the buyer.

    - WORKFLOW MANAGEMENT. A key element of our purchasing solution is the management of procurement operations across a buyer's enterprise. Workflow management enables a buyer's management to set the parameters for purchasing expenditure at all levels of the organization. This management feature allows for the aggregation of corporate spending and tight management of company expenses.

    - ONLINE ORDERING (PURCHASE ORDERS). The final step of the on-line purchasing process is the actual completion of the order from buyer to supplier through an on-line purchase order. The purchase order serves as the buyer's record of what was purchased and the input document for the supplier's order management system. For many small suppliers, our solutions can be used as their order management system.

    - ANALYTICS/REPORTING. The analysis and reporting of activity is a critical element for many businesses. Our solutions can be the source for records of on-line buying and selling activities, providing insight on what was bought, at what price and from whom, a critical element in business management.

    CUSTOMER SUPPORT. We provide in-house member service support on a 24-hour per day, 7-day per week basis. Our customer support department is responsible for day-to-day contact with members and responds to questions from members through e-mail and a 24-hour toll-free number. This department is focused on proactively contacting marketplace members and driving usage and adoption of the system.

    BANNER ADVERTISING. We offer banner advertisements on our marketplaces as a direct marketing tool for our members. When a buyer sources products, a banner advertisement appears promoting a related product offered by a particular supplier.

    CLASSIFIEDS. Our classified advertising section provides real-time advertising directly from members. All advertisements can be accessed by keyword searches and can be posted and terminated in real-time.

    PREFERRED SUPPLIER SLOTTING. Suppliers also have the opportunity to enhance their presence on the system through a series of Preferred Supplier offerings. These can be as specific as for a single marketplace, or can apply globally to all marketplaces we power and our global marketplace.

STRATEGIC RELATIONSHIPS

    We have entered into strategic relationships in five key industries: hardware, software, Internet service provider, telecommunications and office supplies. We have positioned our company with leaders in industries which we believe will be the first and fastest to adopt Internet-based e-commerce solutions. Our strategy is to leverage the customer bases and vendor relationships of our strategic partners for both software sales and increased membership on marketplaces we power.

    We have granted certain of our strategic partners warrants to purchase our common stock. Although the structure of these warrants vary, they generally require the performance by our strategic partner of services on our behalf in order to earn vesting on all or a portion of the shares which may be purchased under the warrant. For example, our warrant agreement with America Online allows AOL to earn vesting on shares of our common stock through the generation of revenue on our behalf through referrals of marketplace license sales and advertising, and also through recurring revenue we generate through the Netscape Netbusiness Marketplace. Other warrants we have issued to our strategic partners require our partners to provide services such as training for mass users of marketplaces we power, marketing materials aimed at potential marketplace users and sales incentives for partners.

    During the year ended December 31, 1999, no customer accounted for more than 10 percent of net revenues. During the year ended December 31, 2000, AOL and Office Depot, Inc., each accounted for 18 percent of our net revenues.

SALES AND MARKETING

    SALES STRATEGY. We sell through direct and indirect channels. Our direct-sales group targets potential marketplace owners. As of December 31, 2000, we had 236 people in our sales and marketing group. Sales offices in the United States currently include Las Vegas, Nevada; Chicago, Illinois; Detroit, Michigan; Alpharetta, Georgia; Dallas, Texas and St. Paul, Minnesota. We also have sales representatives located in Washington, D.C.; Orlando, Florida; Atlantic City, New Jersey; and New York, New York.

    CHANNEL PARTNER PROGRAM. Our indirect sales program allows channel partners to introduce their valued business partners to a new way of increasing sales and decreasing the cost of purchasing products through e-commerce. We offer both a reseller program and a referral program to allow channel partners to leverage their existing customers and product/service offerings to provide a complete end-to-end e-commerce solution.

    MARKETING STRATEGY. Our marketing strategy focuses on driving awareness of our solutions to increase the sales of marketplaces and increase the speed of member adoption and use. We intend to continue to market ourselves through traditional and on-line business media and trade publications. Co-branded relationships and cooperative direct mail initiatives support our direct marketing efforts. We participate in events, conferences and trade shows to promote our business-to-business brand presence.

TECHNOLOGY AND OPERATIONS

    The computer equipment located at our headquarters in Las Vegas, Nevada host our enabling platform, comprised of database schemas and code, search engine code, middle-tier objects, support libraries, user interface code, and integration programs. Customers of our marketplace software product may elect to host with us on this enabling platform. Members access their respective marketplace using a standard Web browser. We have designed our technology and operations with the following key characteristics, many of which are based on our ability to offer a centralized architecture for licensees of our software:

        RELIABILITY. We currently maintain four DS3 Internet connections. The client connections are load balanced over our application servers. Database servers are configured to be fault-tolerant and their hard drives can be swapped while the system is operating. These databases are replicated on additional back-up servers for quick access. Uninterruptible power supplies support all production servers.

        SECURITY. Multiple layers of security, including secure socket layer technology, protect our network and data stored in our database. Our network uses up to 128-bit standard encryption technology, along with rigorously monitored firewalls and other restrictions and physical or electronic separations to prevent harm to our platform and the software applications that we host.

    Servers add, update and retrieve data through procedures designed to prevent improper access to data. All of our servers are equipped with virus detection and removal software, including an enhanced version on our mail server.

        RECOVERY. In addition to the redundant database servers, all member data is backed-up to tape every thirty minutes and removed from the premises on a daily basis for off-site storage. We maintain a disaster recovery site in the Eastern United States to achieve geographic diversity and further protect our data.

INTELLECTUAL PROPERTY

    We rely on a combination of trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in products, services, know-how and information. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe patents or other intellectual property rights that may relate to our services. Like other technology and internet-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others.

COMPETITION

    The market for our solution is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We have also increasingly encountered competition with respect to different aspects of our solution from a variety of vendors including Ariba, Commerce One and Oracle. We also encounter competition in the procurement software arena from several major enterprise software manufacturers. In addition, because there are relatively low barriers to entry in our market, we expect additional competition from other established and emerging companies, as our market continues to develop and expand.

    We believe that the principal competitive factors affecting our market include product quality and performance, speed of implementation, supplier adoption expertise, critical mass of buyers and suppliers, breadth and depth of solution, a significant base of reference customers, core technology, ability to implement solutions and value of solution. Although we believe that our solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

GOVERNMENT REGULATION

    We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

    - user privacy;

    - pricing;

    - tax;

    - content;

    - copyrights;

    - distribution; and

    - characteristics and quality of products and services.

    In addition, the growth of the Internet and e-commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. One or more states may seek to impose sales tax collection obligations on out-of-state companies that engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet.

    Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been proposed in the U.S. Congress. This legislation could ultimately be enacted into law or this legislation could contain a limited time period in which this tax moratorium will apply. In the event that the tax moratorium is imposed for a limited time period, legislation could be renewed at the end of this period.

    In addition, various jurisdictions already have enacted laws that are not specifically directed to e-commerce but that could affect our business.

EMPLOYEES

    As of December 31, 2000, we had 542 full-time equivalent employees. Of these, 105 were in programming and technical support, 236 in sales and marketing, 110 in customer support and operations and 91 in finance and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

ITEM 2: PROPERTIES

    Our principal executive, sales, marketing, research, development, training, and administrative offices occupy approximately 66,000 square feet in five buildings located at our corporate headquarters at the Buffalo campus in northwest Las Vegas. Our leases for these buildings will expire at various dates between 2008 and 2010. We have committed to lease an additional 74,900 square foot corporate center for the executive and marketing offices and a 30,000 square foot technical center at the corporate headquarters. The lease for these two buildings is for a period of ten years commencing upon their completions projected for April 2001 and August 2001, respectively.

    Regional sales and support offices are located in Alpharetta, GA; Chicago, IL; Dallas, TX; Detroit, MI; and St. Paul, MN. These locations are under leases scheduled to terminate at varying dates between 2001 and 2005. Previously, we had sales offices in Phoenix, AZ and San Rafael, CA that are now closed. We are currently subleasing this space to other businesses.

ITEM 3: LEGAL PROCEEDINGS

    We are involved in various routine legal proceedings incidental to our normal course of business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

    In February, 2001, All Creative Technologies, Inc. filed a lawsuit in the Eighth Judical District Court, Clark County, Nevada, Case No. A43337, against us, Charles E. Johnson, Jr., our Chairman and CEO, and Ranel Erickson, our former VP of Research and Development. The complaint alleges violations of the Nevada Racketeering, Influence and Corruption Act (RICO) and misappropriation of trade secrets by Mr. Johnson and Mr. Erickson, unlawful acquisition of trade secrets by us, and breach of contract by Mr. Johnson. The complaint seeks compensatory damages in excess of $10,000 for each of the four causes of action, treble damages with respect to the civil RICO claim, and exemplary damages with respect to the unlawful acquisition of trade secrets, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. We believe there is no merit to the suit and intend to vigorously defend this action.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "PPRO." The price range per share reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded.

                                                                FOR THE THREE MONTHS ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    ---------   --------   -------------   ------------
1999
  High............................................       --          --       $15.92          $87.50
  Low.............................................       --          --       $ 7.33          $ 9.17
2000
  High............................................   $82.00      $37.69       $47.75          $47.44
  Low.............................................   $34.00      $ 9.19       $16.50          $11.00

    The above information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder, which occurred on October 12, 2000.

    Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At March 23, 2001, there were approximately 346 stockholders of record and the price per share of our common stock was $6.59.

    In March 2000, we issued to AOL warrants to purchase up to 4,000,000 shares of our common stock at an exercise price of $63.26 (adjusted after one year, as to any unvested warrants, to the then-current market price of our common stock). The warrants are exercisable from the time they vest until March 2003 as follows: (i) 1,000,000 warrants vest immediately; and (ii) 3,000,000 warrants vest as revenue is earned by us under the terms of the agreement. Vesting begins when annualized revenue reaches $25 million for the quarter and vests one share per $80 of revenue received by us.

    In November 2000, we entered into an amended and restated AOL warrant agreement, amending the March 2000 warrant agreement. For the 3,000,000 performance-based warrants that had not been earned as of the date of the amendment, the strike price was adjusted to $0.01 per share. In exchange for the reduced strike price, the defined revenue for which AOL can vest the performance-based warrants was expanded to include software licenses recognized by us that resulted from referrals from AOL. The formula for vesting warrants on referral revenue is that for each $1 of revenue generated from the referrals during a fiscal quarter, AOL is able to earn a number of warrants calculated as three times the revenue recognized divided by the estimated fair value, as defined. The agreement limits the total recognized revenue allowed in the calculation to $10.0 million in the quarter ended December 31, 2000, $15.0 million in the quarter ending March 31, 2001 and $20.0 million in the quarter ending June 30, 2001. For the quarter ended December 31, 2000, AOL earned approximately $1.8 million warrants under the amended agreement, and in January 2001, AOL exercised the warrant with respect to such shares.

    In September 2000, as consideration for training and marketing services to be rendered by Gateway Companies, Inc., we issued three separate warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $29.75 per share. Of the warrants issued to Gateway, 1,000,000 vested and were exercisable immediately and another 1,000,000 vested and became exercisable on October 31, 2000. The remaining 1,000,000 warrants may vest and become exercisable over a period of eighteen months, with one share vesting for each $40 in revenue generated from transaction fees charged for transactions executed over marketplaces Gateway purchased from us during the third quarter. The value of these warrants, using the Black Scholes model, totaled
$38.2 million and was recorded in intangibles.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data presented for each of the five years in the period ended December 31, 2000 are derived from our audited statements of operations. Activity for the period from October 8, 1996 (inception) to December 31, 1996, consisted of sales and marketing activities, and general and administrative expenditures that were paid for from owner contributions. The consolidated balance sheet data at December 31, 1998, 1999 and 2000, are derived from our audited consolidated balance sheets.

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses...............................  $    --    $    --    $    --    $     --   $ 34,860
  Network access and service fees.................       --        513      1,308       4,092     23,546
  Advertising.....................................       --         --         --       1,142      3,219
  Other...........................................       --        162        362         783      3,366
                                                    -------    -------    -------    --------   --------
    Total revenues................................       --        675      1,670       6,017     64,991
Cost of revenues..................................       --        214        445         836      4,487
                                                    -------    -------    -------    --------   --------
Gross profit......................................       --        461      1,225       5,181     60,504
Operating expenses:
  Sales and marketing.............................       22      1,179      3,841      60,142     75,986
  Programming and development.....................       87        802        971       2,366      8,850
  General and administrative......................       10      1,345      2,896       9,026     26,416
  Amortization of stock-based compensation........       --         --         --       5,778     17,114
  Impairment of assets............................       --         --         --          --     12,112
                                                    -------    -------    -------    --------   --------
    Total operating expenses......................      119      3,326      7,708      77,312    140,478
                                                    -------    -------    -------    --------   --------
Operating loss....................................     (119)    (2,865)    (6,483)    (72,131)   (79,974)
Other income (expense):
  Interest income (expense), net..................       (4)      (120)      (317)        469      4,507
  Other...........................................       --         --         --        (279)     2,656
                                                    -------    -------    -------    --------   --------
    Total other income (expense)..................       (4)      (120)      (317)        190      7,163
                                                    -------    -------    -------    --------   --------
Net loss before benefit for income taxes..........     (123)    (2,985)    (6,800)    (71,941)   (72,811)
Benefit for income taxes..........................       --         --         --          --         --
                                                    -------    -------    -------    --------   --------
Net loss..........................................     (123)    (2,985)    (6,800)    (71,941)   (72,811)
Preferred stock dividends.........................       --         --       (245)       (511)        --
Accretion of preferred stock to redemption
  value...........................................       --         --        (90)       (131)        --
Value of preferred stock beneficial conversion
  feature.........................................       --         --         --      (9,400)        --
                                                    -------    -------    -------    --------   --------
Net loss applicable to common stockholders........  $  (123)   $(2,985)   $(7,135)   $(81,983)  $(72,811)
                                                    =======    =======    =======    ========   ========
Loss per share:
  Basic...........................................  $ (0.01)   $ (0.13)   $ (0.28)   $  (2.44)  $  (1.15)
                                                    =======    =======    =======    ========   ========
  Diluted.........................................  $ (0.01)   $ (0.12)   $ (0.26)   $  (2.39)  $  (1.15)
                                                    =======    =======    =======    ========   ========
Weighted average shares outstanding:
  Basic...........................................   23,100     23,100     25,800      33,598     63,399
                                                    =======    =======    =======    ========   ========
  Diluted.........................................   24,780     24,780     27,480      34,273     63,399
                                                    =======    =======    =======    ========   ========

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1996       1997       1998       1999       2000
                                                      --------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...........................    $  1      $    8     $1,690    $30,356    $86,335
Working capital (deficit)...........................     (49)     (1,907)       907     28,439     70,789
Total assets........................................      70         609      2,745     66,477    320,222
Notes payable.......................................     133       2,567      1,545         25         --
Long-term liabilities, net of current portion.......      --          --         --         --     10,348
Redeemable convertible preferred stock..............      --          --      6,339         --         --
Total stockholders' equity (deficit)................    (113)     (2,709)    (5,881)    61,854    260,920

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at "Quantitative and Qualitative Disclosures About Market Risk" below. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

    OVERVIEW

    We are a provider of business-to-business electronic commerce products and services. We license our software products to businesses that own and operate their own on-line marketplaces for conducting electronic commerce. We also operate an on-line global marketplace that provides businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet. We also develop and host private labeled on-line marketplaces using our products and services that can connect to our public global marketplace. There are approximately 140,000 businesses with the capability to access and use marketplaces we power and our global marketplace.

    Our predecessor company was incorporated in October 1996 and in January 1998, we incorporated PurchasePro.com, Inc. and acquired all of the assets and assumed all the liabilities of our predecessor. In August 1998, we acquired our subsidiary company, Hospitality Purchasing Systems, Inc., dba ProPurchasing Systems ("PPS"). Our initial service, PurchasePro version 1.0, enabled our members to transact e-commerce in our global marketplace. Our next release provided this capability over the Internet. In September 1998, we released PurchasePro 3.0, our marketplace enabling software. In February 1999, we released PurchasePro 4.0, which allows members the additional capability of building private labeled marketplaces. In December 1999, the Company released PurchasePro 5.0, a browser-based version that allows members to access the global marketplace and private labeled marketplaces with a user identification and password over the Internet. In May 2000, we launched our suite of on-line marketplace software solutions.

    From inception through early 1999, substantially all of our revenues were derived from monthly membership subscription fees for access to our global marketplace and from application service fees for private-labeled marketplaces. In early 1999, with the release of version 4.0, we began contracting with business customers to set up private labeled marketplaces tailored to the needs of our customers. We began charging these customers an application service provider fee for a fully operational marketplace solution hosted and maintained by us during the period of service. In general, we recognize revenues as an application service provider over the period of service.

    In September 1999, we began generating transaction fee revenues from transactions consummated by our members with value added merchandise and service providers. Also, we began generating advertising fees, which we believe will generate additional transaction fees in the future.

    In May 2000, we launched a suite of marketplace solutions designed for three large classes of businesses and began licensing our software. In
September 2000, we began selling software licenses for these private labeled marketplace solutions through value added resellers. We have adopted the method of deferring revenue recognition until the time the reseller delivers the software to the end user. After delivery to the reseller, we cannot be assured of when the resellers will actually deliver the software.

    For our software license revenue, we apply the provisions of American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2. SOP 97-2 and 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term. Revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and professional consulting services are the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For software licenses sold to resellers, we defer revenue recognition until the time the reseller delivers the software to the end user. Under our standard reseller program, we have no obligation of future performance under licenses sold to resellers. If we provide other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized at the time the services are completed. Such contracts typically consist of professional services and are generally completed within 45 days of the software sale. For software licensees who contract with us to host their marketplaces, we recognize hosting revenue over the period the hosting services are provided. Hosting contracts generally are terminable on 30-day notice and do not impact the license and maintenance agreement.

    We have issued warrants to several of our strategic marketing partners. In 1999, we issued 1,050,000 warrants to a strategic marketing partner in exchange for a license to business-to-business editorial content valued at approximately $10.7 million. The editorial content was amortized to operating expense until the fourth quarter of 2000, at which time we concluded that changes in estimated future cash flows from the editorial content asset were less than the carrying value, and we recognized an impairment loss of approximately $9.8 million. In 1999, we issued 2,700,000 warrants to a strategic partner valued at $50.1 million, which was charged to sales and marketing expense at the date of issuance. In 2000, we issued 4,000,000 warrants to a strategic marketing partner, of which 1,000,000 warrants that vested immediately were valued at $25.8 million and were recorded as an intangible asset. The remaining 3,000,000 warrants can be earned based on the strategic marketing partner's performance under the warrant agreement. The portion of the warrant agreement that related to the performance-based warrants was amended in late-2000 to reduce the strike price to $0.01 per share in exchange for additional revenues streams marketed by this partner. We recognize sales and marketing expense during periods that the warrants are earned. During the year ended December 31, 2000, we recognized $30.0 million of sales and marketing expense related to approximately
1.8 million warrants
earned under the agreement. In 2000, we issued 3,000,000 warrants to another strategic marketing partner in exchange for certain marketing services valued at approximately $38.2 million. We amortize the value of these services to sales and marketing expense during the periods that the services are provided.

    Although revenues have consistently increased from quarter to quarter, we have incurred significant costs to develop our technology, products and services; to recruit and train personnel for our technology, sales, marketing, professional services and administration departments; for the amortization of our intangible assets and for our strategic marketing warrants. As a result, we have incurred significant losses since inception, and as of December 31, 2000, had an accumulated deficit of $151.6 million. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our intangible assets, and we may continue to have substantial non-cash expenses related to the issuance of warrants to purchase our common stock. These warrant-related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. See Note 7 of the Notes to Consolidated Financial Statements for more detailed information.

    We had 592 employees as of March 23, 2000 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

    In connection with the granting of stock options to our employees we recorded deferred stock-based compensation totaling approximately $27.3 million from inception through December 31, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation
No. 44. During fiscal 2000 and 1999, we recorded $17.1 million and $5.8 million, respectively, of related stock-based compensation amortization expense. As of December 31, 2000, we had an aggregate of $4.4 million of related deferred compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2003. The amortization of stock-based compensation is presented as a separate component of operating expenses in our consolidated statements of operations.

    RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the consolidated financial statements contained in this Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1998          1999          2000
                                                              --------      --------      --------
Revenues
  Software licenses.........................................       --%            --%        53.6%
  Network access and service fees...........................     78.3           68.0         36.2
  Advertising...............................................       --           19.0          5.0
  Other.....................................................     21.7           13.0          5.2
                                                               ------       --------       ------
                                                                100.0          100.0        100.0
Cost of revenues............................................     26.6           13.9          6.9
                                                               ------       --------       ------
Gross profit................................................     73.4           86.1         93.1
Operating expenses
  Sales and marketing.......................................    230.0          999.6        116.9
  Programming and development...............................     58.2           39.3         13.6
  General and administrative................................    173.4          150.0         40.7
  Amortization of stock-based compensation..................       --           96.0         26.3
  Impairment of assets......................................       --             --         18.6
                                                               ------       --------       ------
    Total operating expenses................................    461.6        1,284.9        216.1
                                                               ------       --------       ------
Operating loss..............................................   (388.2)      (1,198.8)      (123.0)
Other income (expense)......................................    (19.0)           3.2         11.0
                                                               ------       --------       ------
Net loss....................................................   (407.2)      (1,195.6)      (112.0)
Preferred stock dividends, accretion of preferred stock to
  redemption value and value of preferred stock beneficial
  conversion feature........................................    (20.0)        (166.9)          --
                                                               ------       --------       ------
Net loss applicable to common stockholders..................   (427.2)%     (1,362.5)%     (112.0)%
                                                               ======       ========       ======

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 2000

    REVENUES. Our revenues are grouped into four categories. Software licenses are for marketplace licenses sold by us. Network access and service fees include subscription fees and transaction fees charged to individual subscribers for access to our global marketplace and application service fees for labeled marketplaces we power for our customers, maintenance fees for on-going software license maintenance, hosting fees for those customers who have licensed our software products and have contracted our hosting capabilities, services for setting up marketplaces, and our share of subscription fees. Advertising fees include fees for advertising on our global marketplace. Other revenues include fees generated by our purchasing aggregator subsidiary, PPS, and other ancillary services.

    Our net revenues increased from $6.0 million for the year ended
December 31, 1999, to $65.0 million for the year ended December 31, 2000. Substantially all of this increase resulted from growth in our software license and network access and service fees. Software license revenue increased from $0 to $34.9 million for the year ended December 31, 1999 and December 31, 2000, respectively. Our network access and service fee revenue increased from $4.1 million for the year ended December 31, 1999, to $23.5 million for the year ended December 31, 2000. Of the increase, $11 million relates to a sales agreement with Office Depot, Inc., whereby Office Depot paid the network access fees for 100,000 subscribers for a one-year period through January 2001. Also contributing to the increase is $4.9 million paid by AOL for 100,000 subscribers. AOL paid these subscription fees on behalf of 100,000 of its subscribers as a one-month promotional subscription offer for the month of December 2000. In addition, we depend on AOL for a substantial portion of our revenues. During the year ended December 31, 2000 AOL referred $10.5 million of revenue to us and resold
$2.0 million of software licenses. We anticipate that future revenues from our AOL relationship will constitute a substantial portion of our revenues for the foreseeable future. Advertising revenues increased from $1.1 million to $3.2 million for the years ended December 31, 1999 and 2000, respectively. Other revenues, which include transaction fees and participation fees of our purchasing aggregator subsidiary, PPS, and other ancillary services, increased from $783,000 for the year ended December 31, 1999, to $3.4 million for the year ended December 31, 2000, of which $2.3 million related to a one-time contract to build network access web sites for one customer. During the year ended
December 31, 1999, no customers accounted for more than 10 percent of net revenues. During the year ended December 31, 2000, two customers each accounted for 18 percent of net revenues.

    During the year ended December 31, 2000, we acquired certain software technology from third-parties to which we also sold our own software products. The acquired technology is used by us in a hosted environment and will only be available to customers who pay for such services. The acquired technology is not part of the software products sold by us. In accordance with the provisions of Accounting Principles Board Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and EITF No. 00-3, APPLICATION OF AICPA STATEMENT OF POSITION 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE, we determined the acquired technology was to be used as internal use software, and therefore recorded the acquired assets at their fair value of approximately $14.2 million as computer equipment and software. We also recognized revenue from the sale of our software at fair value based on our own vendor specific objective evidence. Total revenue for the year ended
December 31, 2000 from these software sales totaled approximately $6.8 million, and no individual transaction was in excess of 10 percent of total revenues.

    COST OF REVENUES. Our cost of revenues consists primarily of costs for operating the public and private marketplace network and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues increased from $836,000 for the year ended December 31, 1999, to $4.5 million for the year ended
December 31, 2000. The increase was primarily the result of the increase in personnel in our customer service and project development departments. Expenses related to personnel costs increased from $699,000 for the year ended
December 31, 1999, to $3.1 million for the year ended December 31, 2000. Other items also contributing to the increase between years were software/hardware maintenance. We expect that our cost of revenues will increase in absolute dollars, but will remain relatively constant as a percentage of revenues in future periods.

    SALES AND MARKETING EXPENSES. Our sales and marketing expenses are comprised of primarily strategic non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. During the year ended December 31, 1999, we recognized non-cash charges of $50.9 million related to the issuance of stock options and warrants issued to strategic marketing partners. During the year ended December 31, 2000, we recognized non-cash charges of $2.7 million and $30.0 million related to the issuance of common stock and warrants, respectively. We issued common stock to re-acquire certain geographic marketing rights that, in 1999, we had sold to a then-member of our board of directors. The warrants were issued in connection with revenue generated by one of our strategic marketing partners. Sales and marketing expenses for the year ended December 31, 2000, also included $895,000 for amortization of editorial content, until the asset was determined to be impaired in the fourth quarter of 2000. Exclusive of the non-cash charges, sales and marketing expenses increased from $9.2 million for the year ended
December 31, 1999, to $42.3 million for the year ended December 31, 2000. This increase is primarily attributable to an increase in our marketing, promotional and branding efforts. Expenses related to our sales and marketing personnel increased from $5.9 million for the year ended December 31, 1999 to $19.3 million for the year ended December 31, 2000. Expenses associated with our marketing activities increased from $2.0 million for the year ended
December 31, 1999, to $19.1 million for the year ended December 31, 2000. Travel and related costs increased from $1.1 million for the year ended December 31, 1999, to $1.8 million for the year ended December 31, 2000. We expect that our sales and marketing expenses will continue to increase, both in absolute dollars and as a percentage of net revenues, a result of charges under strategic marketing partner agreements (See Note 7 of the Notes to Consolidated Financial Statements) and other increased marketing efforts.

    PROGRAMMING AND DEVELOPMENT EXPENSES. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $2.4 million for the year ended December 31, 1999, to $8.9 million for the year ended December 31, 2000. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $2.0 million for the year ended December 31, 1999, to $5.8 million for the year ended December 31, 2000. A portion of the personnel costs was capitalized and will be amortized over the life of the software asset. Amortization of software assets totaled $521,000 for 2000. Contract labor and consulting costs increased from $53,000 to $1.1 million during the year ended December 31, 1999 and 2000, respectively. We expect that our programming and development expenses will increase in absolute dollars as we anticipate continuing to develop and enhance our network capabilities, but remain relatively constant as a percentage of net revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. Our general and administrative expenses increased from $9.0 million for the year ended December 31, 1999, to $26.4 million for the year ended December 31, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff and operating facilities, and increased depreciation. Expenses related to our general and administrative staff increased from $2.9 for the year ended December 31, 1999, to $5.9 million for the year ended
December 31, 2000. Professional fees and outside services incurred increased from $1.5 million to $3.7 million between years. Facilities costs increased from $1.6 million for the year ended December 31, 1999, to $4.2 million for the year ended December 31, 2000, as the result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $1.1 million for the year ended
December 31, 1999, as compared to $3.4 million for the year ended December 31, 2000. The increase corresponds primarily to the increase in our revenues. Depreciation and amortization also increased over the same periods from $895,000 to $7.0 million, respectively. This increase is mainly related to the addition of computer equipment and leasehold improvements. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues.

    AMORTIZATION OF STOCK-BASED COMPENSATION.  During the year ended
December 31, 1999 and 2000, we charged $9.7 million and $17.6 million, respectively, of deferred stock-based compensation to stockholder's equity in connection with certain stock options granted to employees. The deferred stock-based compensation is being amortized over the vesting periods of the related options. Amortization of deferred stock-based compensation totaled $5.8 million and $17.1 million, respectively, during the same periods.

    IMPAIRMENT OF ASSETS. We recorded an impairment of asset charge of $12.1 million during 2000. A $9.8 million charge was related to our editorial content agreement with a strategic marketing partner, whereby the partner would supply us content for our global marketplace product. The value of this asset was originally based on projected future cash flows. We began using the content in 2000, but by the fourth quarter of 2000, we concluded that the asset would not be realized as originally contemplated. Therefore, we recorded the impairment charge in accordance with generally accepted accounting principles. The Company still retains the right to use the content as outlined in the license agreement. In addition, a $2.3 million impairment of asset charge reflects the results of the Company's assessment of its strategic investments. After reviewing all of its investments, we recorded a charge to reflect the net realizable value of certain investments.

    OTHER INCOME (EXPENSE).  Interest income increased from $656,000 to
$6.1 million for the year ended December 31, 1999 and 2000, respectively. The increase relates to interest earned on public offering proceeds that were invested in short- and long-term investments. Our interest expense increased from $187,000 for the year ended December 31, 1999, to $1.6 million for the year ended December 31, 2000. The increase resulted primarily from imputed interest on long-term payment obligations to a strategic marketing partner. Interest expense in 1999 primarily related to borrowings from our Chairman and Chief Executive Officer on notes payable outstanding since September 1998 and December 1998. We also recognized a $2.7 million gain on the sale of certain marketable securities during the fourth quarter of 2000.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1999

    REVENUES. Our net revenues increased from $1.7 million for the year ended December 31, 1998, to $6.0 million for the year ended December 31, 1999. Substantially all of this increase resulted from growth in our membership, new license arrangements to develop and host private procurement networks and advertising revenues. Our network access revenue increased from $1.3 million for the year ended December 31, 1998 to $4.1 million for the year ended
December 31, 1999. Advertising revenue increased from $0 to $1.1 million due to contracts with Office Depot, Workflow Management and American Hotel Register. Other revenues increased from $362,000 for the year ended December 31, 1998, to $783,000 for the year ended December 31, 1999, including an increase in PPS revenues from $154,000 to $475,000.

    COST OF REVENUES. Our cost of revenues increased from $445,000 for the year ended December 31, 1998, to $836,000 for the year ended December 31, 1999. The increase was primarily the result of the increase in personnel in our member service department. Expenses related to personnel costs of our member service and web site operations departments increased from $357,000 for the year ended December 31, 1998 to $699,000 for the year ended December 31, 1999.

    SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased from $3.8 million for the year ended December 31, 1998 to $60.1 million for the year ended December 31, 1999. During the year ended December 31, 1999, we recognized non-cash charges of $800,000 and $50.1 million related to the issuance of stock options and warrants, respectively, issued to strategic marketing partners. Excluding non-cash charges, the increase in sales and marketing expenses was primarily attributable to an increase in the size of our sales force. Expenses that related to personnel costs of sales and marketing personnel increased from $2.2 million for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. Travel and related costs increased from $437,000 for the year ended December 31, 1998, to $1.1 million for the year ended December 31, 1999. Costs associated with our marketing activities increased from $362,000 for the year ended December 31, 1998, to $2.0 million for the year ended December 31, 1999.

    PROGRAMMING AND DEVELOPMENT EXPENSES. Our programming and development expenses increased from $971,000 for the year ended December 31, 1998, to $2.4 million for the year ended December 31, 1999. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $851,000 for the year ended December 31, 1998, to $2.0 million for the year ended December 31, 1999. In 1999, we capitalized $396,000 of internal expenses related to programming and development personnel who worked directly on the development of new services on the network or on private network development. These costs are being amortized over a 24-month period.

    GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased from $2.9 million for the year ended December 31, 1998, to $9.0 million for the year ended December 31, 1999. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $1.3 million for the year ended December 31, 1998, to $2.9 million for the year ended December 31, 1999. Professional fees increased from $222,000 to $1.5 million for the year ended December 31, 1998 and 1999, respectively, due to recruiting fees and legal fees related to items not associated with the initial public offering. Facilities costs increased from $723,000 for the year ended December 31, 1998 to $1.6 million for the year ended December 31, 1999, as the result of our move into our new corporate location and our expansion into new geographic areas throughout late 1998 and early 1999. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $127,000 for the year ended December 31, 1998, as compared to $1.1 million for the year ended December 31, 1999. The increase resulted primarily from the increase in our revenues, and a better knowledge of the estimated bad debt percentage based on our collection experience. Our depreciation increased from $253,000 for the year ended December 31, 1998, to $847,000 for the year ended December 31, 1999. The increase is due to the addition of computer hardware and software used to enhance the capabilities of the network.

    AMORTIZATION OF STOCK-BASED COMPENSATION.  During the year ended
December 31, 1999, we recorded aggregate deferred stock compensation of $9.7 million in connection with certain stock options granted to employees as additional paid-in capital. The deferred stock compensation is being amortized over the vesting periods of the related options. For the year ended
December 31, 1999, amortization of deferred stock-based compensation totaled $5.8 million.

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

    LIQUIDITY AND CAPITAL RESOURCES

    Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the years ended December 31, 1998, 1999 and 2000, we used $6.0 million, $12.6 million and $21.4 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities. For the year ended December 31, 2000 our cash used in operating activities included an increase in our trade accounts receivable of $24.6 million. The increase is primarily attributable to billings under terms of our software license contracts entered into during the fourth quarter of 2000.

    For the years ended December 31, 1998, 1999 and 2000, we used cash totaling $360,000, $15.6 million, and $67.9 million, respectively, in our investing activities. The increase in 2000 consisted of $30.5 million for computers and related equipment purchases and $13.1 million for investments in other companies.

    Net cash provided by financing activities for the years ended December 31, 1998, 1999 and 2000, was $8.1 million, $56.9 million and $145.3 million, respectively. Since inception, we have financed our operations primarily from the issuance of common stock, proceeds of notes payable, the sale of Series A Preferred Stock and Series B Preferred Stock and the proceeds of our initial public offering and follow-on offering. Funds provided by financing in 1998 consisted primarily of the issuance of preferred stock of $7.0 million. In addition, we borrowed $2.3 million from various individuals in January 1998 and $1.5 million from various individuals, including our chairman and CEO, in September 1998. Our chairman and CEO also advanced us an additional $637,000. During 1998, we repaid $1.1 million of the loans from our chairman and CEO and the loans of $2.3 million. Funds provided by financing activities in 1999 included the completion of our initial public offering, with net proceeds of approximately $50.0 million after underwriting discounts and commissions and other offering costs, and the issuance of Series B Preferred Stock. Funds used in financing activities related to the repayment of the September 1998 Notes. Funds provided by financing activities in 2000 included the completion of a follow-on offering in February 2000. We completed a public offering of 6,000,000 shares of common stock for $40 per share. We sold 4,000,000 of the shares, with the remaining 2,000,000 shares being sold by then existing stockholders. Net proceeds to us from the follow-on offering were $150.7 million.

    As of December 31, 2000, our principal source of liquidity was approximately $86 million of cash and cash equivalents. As of December 31, 2000, we had material commitments for capital expenditures of $15.9 million for computer-related equipment. We have also entered into several non-cancelable lease commitments that will require payments of approximately $16.5 million over the next five years.

    We believe that we have sufficient cash and cash equivalents to fund our operating and investing activities for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations.

    RECENT ACQUISITIONS

    STRATTON WARREN SOFTWARE, INC.

    On January 16, 2001, we completed the acquisition of all the outstanding stock of Stratton Warren Software, Inc. ("Stratton Warren"), a Georgia corporation that designs and markets software for hotels, resorts, casinos, and other food service operations with purchasing, inventory and materials management requirements. Stratton Warren's principal assets include its intellectual property and software, in addition to numerous license and maintenance agreements with companies that license and use Stratton Warren's software. The total consideration for the acquisition consisted of:

    1. $1.5 million in cash, payable on October 30, 2000, plus $3.5 million used by Stratton Warren to redeem certain of its shares held by a shareholder prior to completion of the acquisition;

    2. $9.0 million in shares of common stock of the Company (which totaled 541,353 shares based on the closing price of our common stock on January 16, 2001); and

    3. $500,000 in cash deposited in escrow to secure indemnification obligations of Stratton Warren's sole remaining shareholder to be distributed ninety days after the closing date.

    The consideration for the outstanding stock of Stratton Warren was determined through arms-length negotiations. The cash portion of the purchase price for the shares of Stratton Warren was provided from the Company's working capital.

    BAYBUILDER

    In March 2001, the Company announced it had signed a definitive agreement to acquire Net Research, Inc., dba BayBuilder, a provider of self-service strategic sourcing technology for Fortune 1000 corporations. The Company will pay
$15 million in stock and cash for BayBuilder. Completion of the acquisition is subject to customary conditions and is expected to close during the second quarter of 2001.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137 and SFAS No. 138, which defers the effective date of SFAS No. 133 and amends certain provisions. SFAS No. 133, as amended, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We currently do not engage in, nor do we expect to engage in, derivative or hedging activities, and, therefore, we do not believe that SFAS No. 133 will have a material impact on our results of operations or financial position.

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that we have followed the guidelines set forth in SAB No. 101 as it relates to revenue recognition in our financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 does not have a material effect on the Company's financial statements.

                             RISK AND UNCERTAINTIES

    The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

OUR QUARTERLY OPERATING RESULTS MAY BE VOLATILE AND DIFFICULT TO PREDICT. IF WE
  FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

    Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance. Our quarterly operating results may fluctuate significantly due to the following factors, many of which are outside our control:

    - demand for and market acceptance of our products and services;

    - inconsistent growth, if any, of our member base;

    - loss of key customers or strategic partners;

    - timing of the recognition of revenue for large contracts;

    - intense and increased competition;

    - introductions of new products, services or enhancements;

    - our ability to control costs;

    - ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

    - changes in our pricing policies and business model or those of our competitors;

    - integration of our recent and any future acquisitions;

    - success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;

    - customer budget cycles and changes in these budget cycles; and

    - general economic factors, including an economic slowdown or recession.

    Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Due to these and other factors, our operating results could be below market analysts' expectations in future quarters, which would most likely cause the market price of our stock to decline.

    We expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research, programming and development, develop new partnerships, make tenant improvements to our facilities, increase our professional services and support capabilities and improve our operational and financial systems. Also our amortization of stock-based compensation and amortization of goodwill and other intangible assets will fluctuate based on our acquisition activity. Moreover, any non-cash expenses related to the issuance of warrants to purchase our common stock could fluctuate significantly as a result of fluctuations in the fair market value of our common stock. If our revenues do not increase along with these expenses or if we experience significant fluctuations in non-cash expenses related to these warrants, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.

WE DEPEND HEAVILY ON OUR STRATEGIC RELATIONSHIPS WITH OUR PARTNERS, INCLUDING
  AMERICA ONLINE.

    We have formed strategic relationships with several companies with a strategy to leverage the customer bases and vendor relationships of our strategic partners for both software sales and increased membership on marketplaces we power. There is no guarantee that these alliances will be successful in creating a larger market for our product and services offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

    We depend on America Online ("AOL"), both directly and as a source of referrals and other indirect sales to customers, for a substantial portion of our revenues and we anticipate that revenues from our AOL relationship will constitute a substantial portion of our revenues for the foreseeable future. During the year ended December 31, 2000, AOL accounted for 18 percent of our net revenues. If AOL is unable to generate substantial revenues for us in the future or if our relationship with AOL proves unsuccessful or deteriorates, our business, operating results and financial position would be seriously harmed. For a discussion of the business terms of our relationship with AOL, see Note 3 of the Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS COULD ADVERSELY AFFECT THE CALCULATION OF OUR
  FUTURE OPERATING RESULTS.

    The e-commerce software industry is new, and we anticipate the e-commerce software business model is likely to evolve over time. As a result, the application of accounting standards to the e-commerce software industry may change. The impact of changes in the application of accounting standards can not be determined given that accounting standards are continually modified as changes occur in the business environment. We have engaged in transactions with some of our strategic partners comprising more than one element, such as sales of our products and the issuance of equity instruments such as warrants to purchase our common stock. The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board is currently addressing a number of issues surrounding the accounting for multiple-element arrangements. If changes in existing accounting practices result from the conclusions reached by the EITF, these changes could affect our future operating results.

OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH MAY GIVE RISE TO SECURITIES CLASS
  ACTION LITIGATION.

    Our stock price has fluctuated dramatically. The market price of the common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

    - variations in our quarterly operating results;

    - announcements that our revenue or income are below analysts' expectations;

    - changes in analysts' estimates of our performance or industry performance;

    - changes in market valuations of similar companies;

    - sales of large blocks of our common stock;

    - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

    - loss of a major customer or failure to complete significant license transactions;

    - loss of a major strategic partner;

    - additions or departures of key personnel; and

    - fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

    Futhermore, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damaging publicity and may divert management's attention and resources, which could seriously harm our business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE
  PROSPECTS.

    We began operations in October 1996, and our business model is new and our ability to generate revenue or profits is unproven. We have entered into the majority of our contracts and significant relationships only within the last
28 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market, including risks associated with our recent acquisitions. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES, AND WE MAY BE
  UNABLE TO ACHIEVE PROFITABILITY.

    We have never been profitable over a quarterly period. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996, and as of December 31, 2000, we had an accumulated deficit of $151.6 million. Moreover, we expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues to achieve profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

WE FACE INTENSE COMPETITION IN THE BUSINESS-TO-BUSINESS E-COMMERCE MARKET, AND
  WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY.

    The business-to-business e-commerce market is new, rapidly evolving and intensely competitive, and the intensity of competition has increased and is expected to further increase in the future. This increased competition may result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. In addition to competition from several e-commerce trade communities, we also encounter competition from software providers such as Ariba and Commerce One. Further, we expect that additional companies will offer competing e-commerce products and services in the future. Barriers to entry are minimal, and competitors may develop and begin offering similar services. In the future, we may encounter competition from companies such as Peoplesoft, Oracle and SAP, as well as from our current customers, members and partners. Many of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. As a result, our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and may devote substantially more resources to product development. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. Our business could be severely harmed if we are not able to compete successfully against current or future competitors.

WE MAY NOT BE ABLE TO CONTINUOUSLY ENHANCE OUR PRODUCTS AND SERVICES.

    Our future success will depend on our ability to enhance our software products, and to continue to develop and introduce new products and services that keep pace with competitive introductions and technological developments, satisfy diverse and evolving member requirements, and otherwise achieve market acceptance. Any failure by us to anticipate or respond adequately to changes in technology and member preferences, or any significant delays in our development efforts, could make our products and services unmarketable or obsolete. We may not be successful in developing and marketing quickly and effectively future versions or upgrades of our software, or offer new products or services that respond to technological advances or new market requirements. In developing new products and services, we may:

    - fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

    - encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

    - experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services;

    - experience deferrals in orders in anticipation of new products or releases of our marketplace software; or

    - fail to develop new products and services that adequately meet the needs of the marketplace or achieve market acceptance.

    As a result of the foregoing factors, we could experience a delay or loss of revenues and customer dissatisfaction when introducing new and enhanced products and services.

WE ARE DEPENDENT UPON THE GROWTH OF THE INTERNET AS AN ACCEPTABLE MEANS OF
  COMMERCE, AND SECURITY RISKS OF ELECTRONIC COMMERCE OVER THE INTERNET MAY DETER USE OF THE INTERNET AND USE OF OUR PRODUCTS AND SERVICES.

    If the e-commerce market does not grow or grows more slowly than expected, our business will suffer. The possible slow adoption of the Internet as a means of commerce by businesses may harm our prospects. A number of factors could prevent the acceptance and growth of e-commerce, including the following:

    - e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;

    - businesses may not be able to implement e-commerce software applications;

    - increased government regulation or taxation may adversely affect the viability of e-commerce;

    - insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and

    - adverse publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e-commerce transactions could discourage its acceptance and growth.

    Even if the Internet is widely adopted as a means of commerce, the adoption of our products and services, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of a new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our products and servicess. Furthermore, our global marketplace operates as an open bidding process allowing buyers to instantaneously compare the prices of suppliers. In some instances, suppliers have been reluctant to join or continue as members of our customers' marketplaces and our global marketplace and participate in an open bidding process because of the increased competition and comparisons this environment creates. We must add and retain a substantial number of smaller to medium sized businesses as members.

    A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If members are not confident in the security of e-commerce, they may not effect transactions on our customers' marketplaces or our public marketplace or renew their memberships, which would severely harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our customers' marketplaces and our global marketplace or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential member information, place false orders or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general could adversely affect our business.

OUR CURRENT SALES AND MARKETING STRATEGIES MAY NOT BE SUCCESSFUL.

    We have recently implemented several indirect sales channel programs, including referral and reseller programs. Many of these relationships are new and our indirect sales channel strategy is unproven. Furthermore, because we elect to defer revenue recognition until the time the reseller delivers our software to an end user, we cannot be assured if or when we will recognize revenue from our reseller relationships. If our current or future indirect sales channel partners are not able to successfully sell or resell our products, our business could be seriously harmed.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH AND EXPANSION, AND IN ORDER
  TO MANAGE OUR GROWTH AND EXPANSION WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

    Continued implementation of our business plan requires an effective planning and management process. Our business will suffer dramatically if we do not effectively manage our growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and to continue to expand, train and manage our workforce, all of which may be inadequate to support future operations. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We have grown from eight employees in January 1997 to 592 employees as of March 23, 2001. In addition, we plan to continue to add to our sales and marketing, customer support and product development personnel. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

IF WE ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS AND TECHNOLOGIES TO
  GROW OUR BUSINESS, SUCH ACQUISITIONS MAY NOT BE SUCCESSFUL.

    We recently acquired Stratton Warren and signed a definitive agreement to acquire BayBuilder, and we may acquire additional businesses, products and technologies that complement or augment our existing businesses, services and technologies. We currently are integrating our recent acquisition of Stratton Warren, which could prove unsuccessful, as could our proposed acquisition of BayBuilder. Moreover, if we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. The inability to integrate any newly acquired entities or technologies effectively could harm our operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To finance any acquisitions, we may need to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and, in the case of equity financing, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our business strategy successfully. For a discussion of our recent acquisition of Stratton Warren Software, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Acquisitions."

IF WE ENCOUNTER SYSTEM FAILURE, SERVICE TO OUR CUSTOMERS COULD BE DELAYED OR
  INTERRUPTED, WHICH COULD SEVERELY HARM OUR BUSINESS AND RESULT IN A LOSS OF CUSTOMERS.

    Our ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and marketplace systems. Any interruptions could severely harm our business and result in a loss of customers. Our computer and communications systems are located primarily in Las Vegas, Nevada. Our systems and operations are vulnerable to damage or interruption from human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. Although we have taken steps to prevent a system failure, we cannot assure you that our measures will be successful and that we will not experience system failures in the future. Moreover, we have in the past experienced delays and interruptions in our telephone and Internet access, which have prevented members from accessing our customer's marketplaces, our global marketplace and our customer service department. Furthermore, we may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure. The occurrence of any system failure or similar event could harm our business dramatically.

UNKNOWN DEFECTS IN OUR SOFTWARE COULD RESULT IN SERVICE AND DEVELOPMENT DELAYS.

    Our products and services, including the operation of our customers' marketplaces and our global marketplace, depend on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could severely harm our business. In the past, we have missed internal software development and enhancement deadlines. Some of our contracts contain software enhancement and development milestones. If we are unable to meet these milestones, whether or not the failure is attributable to us or a third party, we may be in breach of our contractual obligations. Such a breach could damage our reputation, lead to termination of the contract, and adversely affect our business.

FAILURE TO MAINTAIN ACCURATE DATABASES COULD SERIOUSLY HARM OUR BUSINESS AND
  REPUTATION.

    We update and maintain extensive databases of member's products and services and records of transactions executed by members. Our computer systems and databases must allow for expansion as a member's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems, which could cause a disruption in our service and our ability to provide accurate information to our members. These problems may result in a loss of members, which could severely harm our business. Some of our customer contracts provide for service level guarantees for the accuracy of data. Our failure to satisfy these service level guarantees could result in liability or termination of the contract and a loss of business, and our business and our reputation would suffer.

WE MAY NOT BE ABLE TO CONTINUE LICENSING THIRD-PARTY TECHNOLOGIES, WHICH COULD
  DELAY PRODUCT DEVELOPMENT AND RESULT IN A LOSS OF MEMBERS OR SLOW OUR GROWTH.

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

OUR SALES CYCLE FOR OUR MARKETPLACE SOLUTIONS COULD CAUSE DELAYS IN REVENUE
  GROWTH.

    Our sales cycle for a complete marketplace solution typically takes three to six months to complete and varies from contract to contract, but can be even longer for some contracts. Lengthy sales cycles could delay our generation of revenues from other services we provide to operate marketplaces for customers, including hosting and maintaining services. Our sales cycle for our marketplace products and services could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer, the potential customer's concern about establishing business practices and conducting business in new ways, and the level of competition that we encounter in our selling activities. Additionally, because the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In addition, we believe that the purchase of our products by a marketplace owner is often discretionary and generally involves a significant commitment of capital and other resources by the customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. Our sales cycle can be further extended for product sales made through third parties, including our resellers.

IF OUR INTELLECTUAL PROPERTY PROTECTION IS INADEQUATE, COMPETITORS MAY GAIN
  ACCESS TO OUR TECHNOLOGY AND UNDERMINE OUR COMPETITIVE POSITION, CAUSING US TO LOSE MEMBERS.

    We regard our copyrights, service marks, trademarks, patents, trade secrets and similar intellectual property as important to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights. We cannot assure you that any of our proprietary rights will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving. Despite our precautions, unauthorized third parties may copy certain portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

IF A THIRD PARTY WERE TO ALLEGE THAT WE INFRINGE ON THE INTELLECTUAL PROPERTY
  RIGHTS OF OTHERS, WE COULD BE EXPOSED TO SUBSTANTIAL LIABILITIES THAT WOULD SEVERELY HARM OUR BUSINESS.

    Third parties may assert infringement claims against us. We cannot be certain that our services do not infringe patents or other intellectual property rights that may relate to our services. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our services. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. If our services violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such services on commercially reasonable terms, or at all. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could become time-consuming, result in the expenditure of significant financial and managerial resources and in costly litigation and injunctions preventing us from distributing these services, or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

WE DEPEND UPON OUR CURRENT KEY PERSONNEL, WHO MAY BE DIFFICULT TO REPLACE, AND
  ON ATTRACTING ADDITIONAL KEY PERSONNEL IN THE FUTURE.

    We believe that our success will depend on the continued employment of our senior management team and key personnel. We do not carry key person life insurance on any of these people. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business would suffer.

    We plan to expand our employee base to manage our anticipated growth. Competition for personnel, particularly for senior management personnel and employees with technical and sales expertise, is intense. The success of our business is dependent upon hiring and retaining suitable and skilled personnel.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, IF AT ALL.

    We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. However, there can be no assurance that we will be able to meet our capital needs in the future, in which case we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

WE MAY NOT BE ABLE TO ACCURATELY PREDICT THE RATE OF INCREASE IN THE USAGE OF
  PRODUCTS AND SERVICES, WHICH MAY AFFECT OUR TIMING AND ABILITY TO EXPAND AND UPGRADE OUR INFRASTRUCTURE.

    Usage of our products and services continues to increase, which will require us to expand and upgrade some of our infrastructure, including hardware and software and other systems. We may not be able to accurately predict the rate of increase in the usage of our products and services, which may affect our timing and ability to provide expansions and upgrades to our infrastructure to accommodate increased use of our products and services. If we do not upgrade our systems and hardware and software infrastructure appropriately, we may experience downgraded service, which could damage our business reputation, relationship with customers and members and our operating results.

IF WE EXPAND OUR INTERNATIONAL SALES AND MARKETING ACTIVITIES, OUR BUSINESS WILL
  BE EXPOSED TO THE NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    We intend to have operations in a number of international markets. To date, we have limited experience in developing localized versions of our software and in marketing, selling and distributing our products and services internationally.

    International operations are subject to many risks, including:

    - the impact of recessions in economies outside the United States, especially in Asia;

    - changes in regulatory requirements;

    - reduced protection for intellectual property rights in some countries;

    - potentially adverse tax consequences;

    - difficulties and costs of staffing and managing foreign operations;

    - political and economic instability;

    - fluctuations in currency exchange rates;

    - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

    - tariffs, export controls and other trade barriers.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR COMMUNICATION ON OUR CUSTOMER'S
  MARKETPLACES AND ON OUR GLOBAL MARKETPLACE.

    We may be subject to legal claims relating to the content in our customer's marketplaces and on our global marketplace, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Even if we are ultimately successful in our defense of these claims, any such litigation is costly and these claims could harm our reputation and our business.

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

    Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

    - divide our board of directors into three classes;

    - authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

    - prohibit stockholder action by written consent; and

    - establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

    Further, certain provisions of Nevada law make it more difficult for a third party to acquire us. Some of these provisions:

    - establish a supermajority stockholder voting requirement to approve an acquisition by a third party of a controlling interest; and

    - impose time restrictions or require additional approvals for an acquisition of us by an interested stockholder.

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

ITEM 7A: QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2000, we held approximately $74.7 million cash equivalents that included various short-term marketable securities. We held only $3 million in convertible notes. Given the nature of our investments, an immediate 10 percent change in interest rates would have no material impact on our financial condition, results of operations or cash flows.

    We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would have no material impact on our financial condition, results of operations or cashflows.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PurchasePro.com, Inc.:

    We have audited the accompanying consolidated balance sheets of PurchasePro.com, Inc. (a Nevada corporation) and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PurchasePro.com, Inc. and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Las Vegas, Nevada
February 12, 2001

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999       2000
                                                              --------   ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 30,356   $  86,335
  Trade accounts receivable, net of allowance for doubtful
    accounts
    of $594 and $2,471, respectively........................     1,950      23,171
  Other receivables.........................................       205         859
  Prepaid expenses and other current assets.................       551       9,378
                                                              --------   ---------
    Total current assets....................................    33,062     119,743
Property and equipment:
  Computer equipment and software...........................     8,650      49,620
  Furniture and fixtures....................................       890       2,327
  Leasehold improvements....................................        58       6,244
                                                              --------   ---------
                                                                 9,598      58,191
  Less -- accumulated depreciation and amortization.........    (1,262)     (7,940)
                                                              --------   ---------
    Net property and equipment..............................     8,336      50,251
Other assets:
  Intangibles, net (Note 3).................................       927     128,926
  Investments in other companies (Note 4)...................    12,587      15,718
  Editorial content rights..................................    10,747          --
  Deposits and other........................................       818       5,584
                                                              --------   ---------
  Total other assets, net...................................    25,079     150,228
                                                              --------   ---------
    Total assets............................................  $ 66,477   $ 320,222
                                                              ========   =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,847   $  20,248
  Accrued and other current liabilities.....................     1,526       3,421
  Deferred revenues.........................................       250       3,030
  Current portion of long-term liabilities..................        --      22,255
                                                              --------   ---------
    Total current liabilities...............................     4,623      48,954
Long-term liabilities.......................................        --      10,348
                                                              --------   ---------
    Total liabilities.......................................     4,623      59,302
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock: $0.01 par value; 190,000,000 shares
    authorized; 56,367,360 and 66,686,238 shares issued and
    outstanding, respectively...............................       564         667
  Additional paid-in capital................................   137,488     414,667
  Deferred stock-based compensation.........................    (3,941)     (4,390)
  Accumulated deficit.......................................   (78,741)   (151,552)
  Accumulated other comprehensive income....................     6,484       1,528
                                                              --------   ---------
    Total stockholders' equity..............................    61,854     260,920
                                                              --------   ---------
    Total liabilities and stockholders' equity..............  $ 66,477   $ 320,222
                                                              ========   =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Software licenses.........................................  $    --    $     --   $ 34,860
  Network access and service fees...........................    1,308       4,092     23,546
  Advertising...............................................       --       1,142      3,219
  Other.....................................................      362         783      3,366
                                                              -------    --------   --------
    Total revenues..........................................    1,670       6,017     64,991
Cost of revenues............................................      445         836      4,487
                                                              -------    --------   --------
Gross profit................................................    1,225       5,181     60,504
Operating expenses:
  Sales and marketing.......................................    3,841      60,142     75,986
  Programming and development...............................      971       2,366      8,850
  General and administrative................................    2,896       9,026     26,416
  Amortization of stock-based compensation..................       --       5,778     17,114
  Impairment of assets......................................       --          --     12,112
                                                              -------    --------   --------
    Total operating expenses................................    7,708      77,312    140,478
                                                              -------    --------   --------
Operating loss..............................................   (6,483)    (72,131)   (79,974)
Other income (expense):
  Interest income (expense), net............................     (317)        469      4,507
  Other.....................................................       --        (279)     2,656
                                                              -------    --------   --------
    Total other income (expense)............................     (317)        190      7,163
                                                              -------    --------   --------
Net loss before benefit for income taxes....................   (6,800)    (71,941)   (72,811)
Benefit for income taxes....................................       --          --         --
                                                              -------    --------   --------
Net loss....................................................   (6,800)    (71,941)   (72,811)
Preferred stock dividends...................................     (245)       (511)        --
Accretion of preferred stock to redemption value............      (90)       (131)        --
Value of preferred stock beneficial conversion feature......       --      (9,400)        --
                                                              -------    --------   --------
Net loss applicable to common stockholders..................  $(7,135)   $(81,983)  $(72,811)
                                                              =======    ========   ========
Loss per share:
  Basic.....................................................  $ (0.28)   $  (2.44)  $  (1.15)
                                                              =======    ========   ========
  Diluted...................................................  $ (0.26)   $  (2.39)  $  (1.15)
                                                              =======    ========   ========
Weighted average shares outstanding:
  Basic.....................................................   25,800      33,598     63,399
                                                              =======    ========   ========
  Diluted...................................................   27,480      34,273     63,399
                                                              =======    ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                              REDEEMABLE CONVERTIBLE             ------------------------------------------------
                                                  PREFERRED STOCK
                                     -----------------------------------------
                                          SERIES A              SERIES B            COMMON STOCK       ADDITIONAL     DEFERRED
                                     -------------------   -------------------   -------------------    PAID-IN      STOCK-BASED
                                      SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION
                                     --------   --------   --------   --------   --------   --------   ----------   -------------
Balance, December 31, 1997........        --    $    --         --    $     --    23,100      $231      $    168       $    --
Effect of recapitalization........        --         --         --          --        --        --        (3,108)           --
Issuance of common stock..........        --         --         --          --     6,900        69            (2)           --
Redemption and retirement of
  common stock....................        --         --         --          --    (7,200)      (72)           72            --
Contribution by principal
  stockholder.....................        --         --         --          --        --        --         1,782            --
Charge for services...............        --         --         --          --        --        --           720            --
Issuance of Series A preferred
  stock, net of issuance costs and
  value of warrants issued........     6,300      4,004         --          --        --        --           996            --
Issuance of warrants to holders of
  notes payable...................        --         --         --          --        --        --           398            --
Issuance of Series B preferred
  stock pursuant to subscription
  agreements......................        --         --         --       2,000        --        --            --            --
Preferred stock dividends.........        --        245         --          --        --        --          (245)           --
Accretion of preferred stock to
  redemption value................        --         90         --          --        --        --           (90)           --
Net loss..........................        --         --         --          --        --        --            --            --
                                      ------    -------     ------    --------    ------      ----      --------       -------
Balance, December 31, 1998........     6,300      4,339         --       2,000    22,800       228           691            --
Issuance of common stock, net of
  offering costs..................        --         --         --          --    13,800       138        49,376            --
Issuance of common stock to Series
  A stockholders..................        --         --         --          --     1,350        14           (14)           --
Issuance of Series B preferred
  stock, net of issuance costs....        --         --      9,900          --        --        --         9,400            --
Mandatory conversion of Series A
  and Series B preferred stock to
  shares of common stock..........    (6,300)    (4,743)    (9,900)    (11,638)   16,200       162        16,219            --
Issuance of warrants to strategic
  marketing partners..............        --         --         --          --        --        --        60,872            --
Strategic partner option grant....        --         --         --          --        --        --           800            --
Exercise of warrants..............        --         --         --          --     1,680        17           (11)           --
Exercise of options...............        --         --         --          --       537         5           478            --
Deferred stock-based
  compensation....................        --         --         --          --        --        --         9,719        (9,719)
Amortization of deferred
  stock-based compensation........        --         --         --          --        --        --            --         5,778
Preferred stock dividends.........        --        280         --         231        --        --          (511)           --
Accretion of preferred stock to
  redemption value................        --        124         --           7        --        --          (131)           --
Value of preferred stock
  beneficial conversion feature...        --         --         --       9,400        --        --        (9,400)           --
Net loss..........................        --         --         --          --        --        --            --            --
Unrealized gain on marketable
  securities......................        --         --         --          --        --        --            --            --
                                      ------    -------     ------    --------    ------      ----      --------       -------
Balance, December 31, 1999........        --         --         --          --    56,367       564       137,488        (3,941)
Issuance of common stock, net of
  offering costs..................        --         --         --          --     4,000        40       150,619            --
Issuance of common stock to
  marketing partner...............        --         --         --          --       100         1         2,768            --
Issuance of warrants to strategic
  marketing partners..............        --         --         --          --        --        --        94,360            --
Exercise of warrants..............        --         --         --          --     1,187        12            (6)           --
Exercise of options...............        --         --         --          --     5,032        50        11,875            --
Deferred stock-based
  compensation....................        --         --         --          --        --        --        17,563       (17,563)
Amortization of deferred
  stock-based compensation........        --         --         --          --        --        --            --        17,114
Net loss..........................        --         --         --          --        --        --            --            --
Change in unrealized gain on
  marketable securities...........        --         --         --          --        --        --            --            --
                                      ------    -------     ------    --------    ------      ----      --------       -------
Balance, December 31, 2000........        --    $    --         --    $     --    66,686      $667      $414,667       $(4,390)
                                      ======    =======     ======    ========    ======      ====      ========       =======

                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                    ----------------------------------------

                                                    ACCUMULATED
                                                       OTHER
                                    ACCUMULATED    COMPREHENSIVE
                                      DEFICIT          INCOME        TOTAL
                                    ------------   --------------   --------
Balance, December 31, 1997........   $  (3,108)        $   --       $ (2,709)
Effect of recapitalization........       3,108             --             --
Issuance of common stock..........          --             --             67
Redemption and retirement of
  common stock....................          --             --             --
Contribution by principal
  stockholder.....................          --             --          1,782
Charge for services...............          --             --            720
Issuance of Series A preferred
  stock, net of issuance costs and
  value of warrants issued........          --             --            996
Issuance of warrants to holders of
  notes payable...................          --             --            398
Issuance of Series B preferred
  stock pursuant to subscription
  agreements......................          --             --             --
Preferred stock dividends.........          --             --           (245)
Accretion of preferred stock to
  redemption value................          --             --            (90)
Net loss..........................      (6,800)            --         (6,800)
                                     ---------         ------       --------
Balance, December 31, 1998........      (6,800)            --         (5,881)
Issuance of common stock, net of
  offering costs..................          --             --         49,514
Issuance of common stock to Series
  A stockholders..................          --             --             --
Issuance of Series B preferred
  stock, net of issuance costs....          --             --          9,400
Mandatory conversion of Series A
  and Series B preferred stock to
  shares of common stock..........          --             --         16,381
Issuance of warrants to strategic
  marketing partners..............          --             --         60,872
Strategic partner option grant....          --             --            800
Exercise of warrants..............          --             --              6
Exercise of options...............          --             --            483
Deferred stock-based
  compensation....................          --             --             --
Amortization of deferred
  stock-based compensation........          --             --          5,778
Preferred stock dividends.........          --             --           (511)
Accretion of preferred stock to
  redemption value................          --             --           (131)
Value of preferred stock
  beneficial conversion feature...          --             --         (9,400)
Net loss..........................     (71,941)            --        (71,941)
Unrealized gain on marketable
  securities......................          --          6,484          6,484
                                     ---------         ------       --------
Balance, December 31, 1999........     (78,741)         6,484         61,854
Issuance of common stock, net of
  offering costs..................          --             --        150,659
Issuance of common stock to
  marketing partner...............          --             --          2,769
Issuance of warrants to strategic
  marketing partners..............          --             --         94,360
Exercise of warrants..............          --             --              6
Exercise of options...............          --             --         11,925
Deferred stock-based
  compensation....................          --             --             --
Amortization of deferred
  stock-based compensation........          --             --         17,114
Net loss..........................     (72,811)            --        (72,811)
Change in unrealized gain on
  marketable securities...........          --         (4,956)        (4,956)
                                     ---------         ------       --------
Balance, December 31, 2000........   $(151,552)        $1,528       $260,920
                                     =========         ======       ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(6,800)   $(71,941)  $(72,811)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      253         847     16,437
    Amortization of stock-based compensation................       --       5,778     17,114
    Non-cash sales and marketing expense....................      720      50,925     32,770
    Imputed interest........................................       67          --      1,575
    Amortization of debt discount...........................       43         356         --
    Provision for doubtful accounts.........................      127       1,078      3,393
    Impairment of assets....................................       --          --     12,112
    Gain on sale of marketable securities...................       --          --     (2,658)
    (Increase) decrease in:
      Trade accounts receivable.............................     (323)     (2,813)   (24,613)
      Other receivables.....................................      (81)       (105)      (654)
      Prepaid expenses and other current assets.............      (20)       (531)    (8,828)
    Increase (decrease) in:
      Accounts payable......................................     (201)      2,748         37
      Accrued and other current liabilities.................       74       1,023      1,920
      Deferred revenues.....................................      118          85      2,780
                                                              -------    --------   --------
        Net cash used in operating activities...............   (6,023)    (12,550)   (21,426)
                                                              -------    --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................     (257)     (8,619)   (30,539)
  Investments in other companies............................       --      (6,104)   (13,050)
  Proceeds from sale of investment..........................       --          --      5,262
  Marketing and technology development agreement............       --          --    (25,000)
  Other assets..............................................     (103)       (914)    (4,551)
                                                              -------    --------   --------
        Net cash used in investing activities...............     (360)    (15,637)   (67,878)
                                                              -------    --------   --------
Cash flows from financing activities:
  Proceeds from notes payable and advances..................    4,427         200         --
  Repayment of notes payable and advances...................   (3,362)     (1,375)       (25)
  Issuance of common stock, net.............................       --      50,002    162,159
  Issuance of preferred stock and warrants, net.............    7,000       8,026        400
  Payments under marketing and technology agreements........       --          --    (17,251)
                                                              -------    --------   --------
        Net cash provided by financing activities...........    8,065      56,853    145,283
                                                              -------    --------   --------
Increase in cash and cash equivalents.......................    1,682      28,666     55,979
Cash and cash equivalents:
  Beginning of year.........................................        8       1,690     30,356
                                                              -------    --------   --------
  End of year...............................................  $ 1,690    $ 30,356   $ 86,335
                                                              =======    ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

(1) THE COMPANY

ORGANIZATION AND NATURE OF BUSINESS

    Purchase Pro, Inc., a Nevada corporation, was incorporated on October 8, 1996, as an S corporation for federal income tax purposes. On January 12, 1998, PP International, Inc. was incorporated in Nevada as a C corporation for federal income tax purposes. On January 15, 1998, PP International, Inc. changed its name to Purchase Pro International, Inc., and on June 1, 1999, changed its name to PurchasePro.com, Inc. (the "Company"). The Company initially authorized the issuance of 40,000,000 shares, $0.01 par value stock. On January 12, 1998, the Company issued 23,100,000 shares of common stock to the three stockholders of Purchase Pro, Inc. The Company's principal and controlling stockholder was the controlling stockholder of Purchase Pro, Inc. On January 15, 1998, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Purchase Pro, Inc. The purchase was accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests. Accordingly, the financial position and results of operations of the Company and Purchase Pro, Inc. have been included in the accompanying consolidated financial statements.

    In August 1998, the Company formed its wholly owned subsidiary, Hospitality Purchasing Systems, Inc., a Nevada corporation, dba ProPurchasing Systems ("PPS"). PPS's principal business is negotiating contracts on behalf of independent hotels and hotel management companies for which it receives fees and rebates.

    The Company is a provider of business-to-business electronic commerce products and services. The Company licenses its software products to businesses that own and operate their own marketplaces. The Company operates a global marketplace that provides businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet. The Company also develops and hosts private labeled marketplaces that, at the option of the marketplace owner, can connect to the global marketplace.

    PurchasePro version 1.0 enabled members to transact e-commerce in the global marketplace. The Company's next release provided this capability over the Internet. In September 1998, the Company released PurchasePro 3.0, an marketplace enabling software. In February 1999, the Company released PurchasePro 4.0, which allows members the additional capability of building private labeled marketplaces. In December 1999, the Company released PurchasePro 5.0, a browser-based version that allows members to access the global marketplace and private labeled marketplaces with a user identification and password over the Internet. In May 2000, the Company launched a new suite of private-labeled marketplace software solutions.

    In September 1999, the Company began generating transaction fee revenues from transactions consummated by members with value added merchandise and service providers. Also, the Company began generating advertising fees.

    The Company considers its operations to be part of one operating segment.

    The Company is subject to risks common to rapidly growing, technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on principal products and strategic partners, new product development, new product introductions and other activities of competitors, and a limited operating history.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of investments in bank certificates of deposit and other interest bearing instruments with initial maturities of three months or less. Such investments are carried at cost that approximates fair value.

TRADE ACCOUNTS RECEIVABLE

    Unbilled revenue of $525,000, which represents amounts earned but not yet billed, was included in accounts receivable at December 31, 1999 in the accompanying consolidated balance sheets. There was no unbilled revenue at December 31, 2000.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, including costs of software purchased from third parties. Costs incurred for additions, improvements and betterments are capitalized as incurred. Costs incurred to acquire or develop software for internal use are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Costs for maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation and amortization are computed using the straight-line method over the following estimated service lives of the related assets:

Computer equipment and software.............................  3 years
Furniture and fixtures......................................  5 years
Leasehold improvements......................................  3 years

INTANGIBLES

    Identifiable intangible assets primarily include intellectual property, business partner agreements, agreements not-to-compete, trademarks, and core technology. The Company regularly performs reviews to determine if the carrying value of intangible assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. Intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of three to six years.

INVESTMENTS IN OTHER COMPANIES

    Investments in other companies consist of debt and equity securities. The Company has classified all investments in common stock with a readily determinable fair value as available-for-sale. Available-for-sale securities are recorded at market value, if determinable. Investments in private

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) companies are not marked to market, as exempted by SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. However, the Company performs a periodic review for impairment as required by SFAS No. 115. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Investments in preferred stock are carried at cost.

OTHER ASSETS

    The Company capitalizes certain network development costs, which are amortized by the straight-line method over the estimated life of the asset, which is generally three years or less. The capitalized costs are payroll and payroll-related costs for employees who are directly associated with the enhancement or new functionality of the network or the development of private networks. At December 31, 1999 and 2000, unamortized network development costs were $296,000 and $590,000, net of accumulated amortization of $99,000 and $575,000, respectively. The amortization of these costs is included in programming and development costs in the accompanying consolidated statements of operations. The Company has also capitalized $4.9 million in costs associated with development of new functionality that has not been placed in service. Amortization of the capitalized costs will begin as the functionality is placed in service.

IMPAIRMENT EVALUATION

    Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount. The Company recorded an impairment of asset charge of $12.1 million during 2000. A $9.8 million charge was taken in connection with the Company's editorial content agreement with a strategic marketing partner, whereby the partner would supply PurchasePro content for its product. The value of this asset was originally based on projected future cash flows. In the fourth quarter of 2000, the Company concluded that the estimated future cash flows were less than the carrying value. Therefore, an impairment charge was recorded in accordance with generally accepted accounting principles. The Company still retains the right to use the content as outlined in the license agreement. In addition, a $2.3 million impairment of asset charge reflects the results of the Company's assessment of its strategic investments. After reviewing all of its investments, the Company recorded a charge to reflect the net realizable value of certain investments.

REVENUE RECOGNITION

    The Company earns revenue from several sources. The nature and revenue recognition policy for each major source of revenue are as follows:

    SOFTWARE LICENSE FEES: For software license revenue, the Company applies the provisions of SOP 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2. SOP 97-2 and 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and professional consulting services are the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For software licenses sold to resellers, the Company defers revenue recognition until the time the reseller delivers the software to the end user. Under the Company's standard reseller program, the Company has no obligation of future performance under licenses sold to resellers.

    If the Company provides other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized at the time the services are completed. Such contracts typically consist of professional services and are generally completed within 45 days of the software sale.

    During the year ended December 31, 2000, the Company acquired certain software technology from third-parties to which it also sold its own software products. The acquired technology is used by the Company in a hosted environment and will only be available to customers who pay for such services. The acquired technology is not part of the software sold by the Company. In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and Emerging Issues Task Force ("EITF") No. 00-3, APPLICATION OF AICPA STATEMENT OF POSITION 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE, the Company determined that the acquired technology was to be used as internal use software, and therefore, recorded the acquired assets at their fair value of approximately $14.2 million as computer equipment and software in the accompanying consolidated balance sheets. Also, in accordance with APB No. 29 and EITF
No. 00-5, the Company recognized revenue from the sale of its software at the fair value based on its own vendor specific objective evidence. Total revenue for the year ended December 31, 2000 from these software sales was approximately $6.8 million, and no individual transaction was in excess of 10 percent of total revenues.

    NETWORK ACCESS AND SERVICE FEES: Network access and service fees consist of: member subscription fees, transaction fees, hosting, maintenance, and other service fees. Network access fees, including subscription, hosting, and maintenance fees, are recognized over the term of the executed contracts. These fees are generally terminable at any time by a customer with 30 days notice. Subscription fees are recorded, net of discounts, ratably over the subscription period and deferred revenues are recognized for amounts received before services are provided. Transaction fees are recognized in the period the transaction occurs. Service for setting up marketplaces for software licensees are generally completed within 45 days of contract execution.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    During the year ended December 31, 1999, the Company exchanged subscriptions on its public procurement network for services and advertising, consisting of development of customized websites and designation as a preferred provider of procurement services for another web site. Revenues were recorded at the fair value of subscriptions given, with corresponding amounts recorded for expenses. Such revenue represented 7 percent of total revenues for the year ended
December 31, 1999. No such transactions occurred during 2000.

    For software licensees who contract with the Company to host their marketplaces, hosting revenue is recognized over the period the hosting services are provided. Hosting contracts generally are terminable on 30-day notice and do not impact the license and maintenance agreement.

    ADVERTISING: Banner advertisements on the Company's public and private procurement networks and slotting fees for vendors designated as "preferred" or "exclusive" providers of a category of goods or services on the public procurement network. Advertising revenue is recorded over the term of the advertisements of slotting arrangements.

    OTHER: Other revenues represent website development, transaction and participation fees from groups buying services, and miscellaneous revenues. Other revenues are generally recognized as earned or as services are provided.

    DEFERRED REVENUE: The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "Deferred revenues."

ADVERTISING COSTS

    The cost of advertising is generally expensed as incurred. Advertising expenses for the years ended December 31, 1998, 1999 and 2000 were $33,000, $413,000 and $4.0 million.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price stated for the option. With respect to the stock options granted since inception through December 31, 2000, the Company has recorded deferred stock-based compensation of $27.3 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized on a staight-line basis over the vesting period of the individual options. Unamortized stock-based compensation totaled $3.9 million and $4.4 million, as of December 31, 1999 and 2000, respectively.

INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards,

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS (LOSS) PER SHARE

    Basic earnings per share ("EPS") is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Pursuant to SEC Staff Accounting Bulletin ("SAB") No. 98, REVISION OF CERTAIN SAB TOPICS TO REFLECT THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128, EARNINGS PER SHARE AND SFAS NO. 130, REPORTING COMPREHENSIVE INCOME, shares of common stock or convertible preferred stock are considered outstanding for all periods presented in the computation of basic and diluted EPS if issued for nominal consideration. Options, warrants or other common stock equivalents are considered outstanding for all periods presented in the computation of diluted EPS if issued for nominal consideration. For the years ended December 31, 1998 and 1999, the weighted average common shares outstanding used to compute diluted EPS includes the effect of warrants issued by the Company to acquire shares of common stock for $0.0035 per share. All such warrants were exercised by December 31, 1999.

    For those periods in which potentially dilutive securities such as stock options and convertible preferred stock have a dilutive effect, the weighted average shares outstanding used for computation of diluted EPS includes the effect of these potentially dilutive securities.

    All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to two-for-one stock split which occurred on October 12, 2000.

COMPREHENSIVE INCOME

    Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted of unrealized gains on securities classified as available-for-sale. The components of comprehensive income are as follows (in thousands of dollars):

                                                  DECEMBER 31, 1999             DECEMBER 31, 2000
                                             ---------------------------   ---------------------------
                                                             TAX EXPENSE                   TAX EXPENSE
                                             PRETAX AMOUNT    (CREDIT)     PRETAX AMOUNT    (CREDIT)
                                             -------------   -----------   -------------   -----------
Net loss applicable to common
  stockholders.............................     $(81,983)       $  --         $(72,811)       $  --
Unrealized gain (loss) on securities.......        6,484           --           (4,956)          --
                                                --------        -----         --------        -----
Total comprehensive income.................     $(75,499)       $  --         $(77,767)       $  --
                                                ========        =====         ========        =====

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH FLOWS

    Supplemental cash flow information including the Company's non-cash investing and financing activities is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Other assets acquired with note payable.....................   $   50    $    --    $    --
                                                               ======    =======    =======
Other assets acquired with preferred stock..................   $   --    $   674    $    --
                                                               ======    =======    =======
Conversion of notes payable to equity.......................   $1,782    $   700    $    --
                                                               ======    =======    =======
Conversion of preferred stock to common stock...............   $   --    $16,381    $    --
                                                               ======    =======    =======
Value of warrants issued for editorial content rights.......   $   --    $10,747    $    --
                                                               ======    =======    =======
Obligations under capital leases............................   $   --    $    --    $   140
                                                               ======    =======    =======
Obligations under marketing and technology development
  agreements................................................   $   --    $    --    $48,137
                                                               ======    =======    =======
Warrants issued under marketing and technology development
  agreements................................................   $   --    $    --    $63,960
                                                               ======    =======    =======
Cash paid for interest, net of capitalized interest.........   $  166    $   124    $ 1,533
                                                               ======    =======    =======

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Marketable securities that have readily determinable fair values are carried at fair value. The fair value of the long-term obligations are not determinable due to the unique nature of such obligations.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and are denominated in U.S. dollars. Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. As a result, the majority of accounts receivable are collected upon processing of those transactions. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. During the years ended December 31, 1998 and 1999, no customers accounted for more than 10 percent of net revenues. During the year ended December 31, 2000, two customers each accounted for 18 percent of net revenues. As of December 31, 1998, no customers accounted for more than 10 percent of net accounts receivable. As of December 31, 1999, one customer accounted for 26 percent of net accounts receivable. As of December 31, 2000, two customers, one of which is America Online, accounted for 46 percent of net accounts receivable.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company depends on America Online ("AOL") for a substantial portion of its revenues and anticipates that revenues from the AOL relationship will constitute a substantial portion of the Company's revenues for the foreseeable future. During the year ended December 31, 2000, the Company recognized
$4.9 million from subscriptions paid by AOL on behalf of its subscribers, $10.5 million from revenue referred by AOL, and $2.0 million from software license resold by AOL. If AOL is unable to continue to generate substantial revenues for the Company or if its relationship with AOL proves unsuccessful, changes, or deteriorates, the Company's business, operating results and financial position would be seriously harmed.

MANAGEMENT'S USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior period financial statements to conform to the 2000 presentation, which have no effect on previously reported net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS Nos. 137 and 138, which defer the effective date and amend portions of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does management expect the Company to engage in, derivative or hedging activities; therefore, management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

    In December 1999, the SEC issued SAB No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 requires, upon adoption, companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, ACCOUNTING CHANGES. Management believes that the Company has followed the guidelines set forth in SAB No. 101 as it relates to revenue recognition.

    In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 does not have a material effect on the Company's financial statements.

(3) INTANGIBLE ASSETS

    As of December 31, 1999 and 2000, intangible assets consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
AOL marketing and technology agreements.....................   $   --    $ 92,518
Gateway marketing agreement.................................       --      38,160
Other intangibles...........................................    1,120       7,095
                                                               ------    --------
                                                                1,120     137,773
Less -- accumulated amortization............................     (193)     (8,847)
                                                               ------    --------
Net intangible assets.......................................   $  927    $128,926
                                                               ======    ========

    AMERICA ONLINE

    In March 2000, the Company entered into a series of agreements with AOL to co-develop a new generation of the Company's marketplace technology and to co-develop and market a co-branded marketplace. The Company and AOL will each contribute technology to the development alliance and co-manage the development of the new marketplace technology. The Company will pay AOL $20.0 million in eight equal quarterly installments beginning August 1, 2000 and AOL will make AOL programmers available to the development alliance. The Company has made payments of $5.0 million through December 31, 2000 in connection with this obligation. The parties also agreed to market the co-branded marketplace across the AOL properties. The Company agreed to pay AOL $50.0 million for marketing support in the form of advertising impressions. The Company paid $25.0 million to AOL in March 2000 and the $25.0 million balance is payable in seven equal quarterly installments beginning June 30, 2000. The Company has made total payments of $10.7 million through December 31, 2000 in connection with this obligation. The Company imputed interest at 10 percent on the total
$45.0 million of payments due to AOL. The discounted value of the payments have been included in the accompanying consolidated balance sheets in the "Long-term liabilities" and "Current portion of long-term liabilities" captions.

    The Company also issued AOL warrants to purchase up to 4,000,000 shares of the Company's common stock. This warrant was amended in November 2000 (see
Note 7). The value of the 1,000,000 warrants that vested immediately was determined to be $25.8 million using the Black Scholes model with the following assumptions: risk-free interest rate of 7.0 percent; no expected dividend yield; warrant term of 36 months; and an expected volatility of 45 percent. The total net present value of future cash payments and the 1,000,000 warrants that vested immediately have been recorded as an intangible long-term asset. The marketing expense will be charged to sales and marketing expense as

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(3) INTANGIBLE ASSETS (CONTINUED)
impressions are delivered, or on a straight-line basis, whichever is higher. For the year ended December 31, 2000, the Company amortized approximately
$7.9 million to sales and marketing expense. The technology development costs will be amortized to programming and development expense over three years (the estimated useful life of such costs and the agreement term, including expected renewals).

    The Company and AOL have agreed to a revenue sharing arrangement, under which each will share revenue generated by the co-branded marketplace, including network access fees, transaction fees and advertising revenue. The marketplace was launched in September 2000. In addition, the Company and AOL will share revenue resulting from the marketing of marketplaces utilizing the co-developed technology to AOL's trading partners.

    At certain revenue thresholds and at certain times during the agreement term, AOL has the option to (i) receive a share of the revenue from the decision point forward, or (ii) receive a cash payment of $25.0 million in exchange for providing additional future advertising. The contingent payment will be accrued as revenue is earned, and a corresponding prepaid marketing expense will be recorded. Should AOL elect the revenue share, the asset and liability will be eliminated at that time.

    GATEWAY

    In September 2000, the Company entered into agreements with Gateway pursuant to which (i) the Company agreed to acquire approximately $500,000 of computer hardware from Gateway, (ii) Gateway agreed to acquire three marketplace software licenses from the Company for approximately $3.3 million, and (iii) Gateway agreed to provide the Company with certain training services for customers using the Company's global e-commerce marketplace, including the Gateway marketplaces to be powered by the Company (the "Gateway Marketplaces"), and certain marketing services in connection with the Gateway Marketplaces and the Company's global marketplace. The services shall be rendered during a two-year period, and the aggregate contractual value of the services shall be at least $40 million. The Company issued warrants as consideration for the training and marketing services to be rendered by Gateway (see Note 7).

    The minimum value of the training and marketing services to be received has been determined to be at least equal to the value of the warrants issued. The training services were valued based upon the estimated number of training units to be offered and the estimated fair value of each unit using information obtained from other companies that provide similar training services. The marketing services were valued based primarily upon the estimated number of icons to be placed on computers sold by Gateway, to their small- and medium-sized business customers, based on an independent appraisal. The value of these marketing and training services has been deferred and will be amortized over the life of the contract on the faster of the straight-line basis or as the services are used.

OTHER INTANGIBLES

    Intangible assets also includes the costs of technology and a non-compete agreement with two individuals. These assets are being amortized over a 36-month and 60-month period, respectively. Other intangible assets also includes the purchase of a software license and trademarks, which are being

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(3) INTANGIBLE ASSETS (CONTINUED)
amortized over a 60-month period. Amortization expense was $0, $194,000 and $705,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(4) INVESTMENTS IN OTHER COMPANIES

    The Company's investments comprise convertible notes, preferred stock and common stock. Investments are carried at fair market value, if determinable. Investments in private companies are not marked to market, as exempted by SFAS No. 115. All investments are held in the Company's name. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. As of December 31, 1999 and 2000, all of the Company's investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity.

    The following table summarizes the Company's investments (in thousands):

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
DECEMBER 31, 1999
  Common stocks.....................................   $ 2,603      $6,484        $  --      $ 9,087

DECEMBER 31, 2000
  Common stocks.....................................   $ 1,000      $1,528        $  --      $ 2,528

    The Company also has investments in convertible notes and preferred stocks totaling $3.5 million and $13.2 million as of December 31, 1999 and 2000, respectively.

(5) NOTES PAYABLE

    The Company's Chief Executive Officer (the "Principal Stockholder") provided funds to finance development of the Company's product. In January 1998, the Company repaid $813,000 to the Principal Stockholder with proceeds from the Lenders' Notes Payable (see below) and the remaining obligation of $1.7 million with a note payable. In April 1998, the Principal Stockholder advanced an additional $387,000 to the Company. In June 1998, the Company repaid $310,000 and the Principal Stockholder contributed his remaining notes payable and advances totaling approximately $1.8 million to the Company in consideration for previously issued shares of common stock. The Company recorded the $1.8 million as additional paid-in capital.

    In January 1998, the Company issued promissory notes totaling $2.3 million (the "Lenders' Notes Payable") to several individuals (the "Lenders"). The Lenders were also issued 6,900,000 shares of the Company's common stock. The Lenders' Notes Payable were repaid in June 1998 and the Lenders contributed 4,425,000 shares of common stock back to the Company (see Note 7). The Company allocated the $2.3 million proceeds between the Lenders' Notes Payable and the shares issued based on their estimated fair values. Accordingly, an additional $67,000 of interest expense was recorded with a corresponding credit to additional paid-in capital.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(5) NOTES PAYABLE (CONTINUED)
    In September 1998, the Company issued promissory notes to three individuals, including the Principal Stockholder and a then-member of the Company's Board of Directors, totaling $1.5 million. In connection with the issuance of these notes, the Company issued 479,998 warrants to the note holders whereby each warrant provided the holder the right to purchase one share of Company common stock for $0.0035 per share through September 2003. Using the Black-Scholes pricing model, the Company determined the value of these warrants to be $0.83 per share, or $398,400. The Company recognized the $398,400 as an original issue discount that was being amortized to interest expense. In June 1999, $700,000 of the notes payable were converted into 600,000 shares of Series B Preferred Stock, and the Company used $800,000 of the Series B proceeds to repay the remaining amounts outstanding (see Note 7).

(6) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company is party to several non-cancelable lease agreements for certain equipment as well as its principal administrative offices. Rent expense under non-cancelable operating leases totaled approximately $280,000, $418,000, and $2.4 million for the years ended December 31, 1998, 1999, and 2000, respectively. Minimum future lease obligations under non-cancelable operating leases in effect at December 31, 2000 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
2001........................................................  $ 4,130
2002........................................................    3,834
2003........................................................    3,240
2004........................................................    2,728
2005........................................................    2,575
Thereafter..................................................   12,566
                                                              -------
  Total.....................................................  $29,073
                                                              =======

    The Company has also committed to lease approximately 30,000 square feet of additional office space for 10 years, effective the second half of 2001. This office space will result in an additional $660,000 per year in rent expense.

LEGAL PROCEEDINGS

    The Company is involved in various routine legal proceedings incidental to its normal course of business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows.

    In February, 2001, All Creative Technologies, Inc. (the "Plaintiff") filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, Case
No. A43337, against PurchasePro.com, Charles E. Johnson, Jr., the Company's Chairman and CEO, and Ranel Erickson, the Company's former VP of Research and Development. The complaint alleges violations of the Nevada Racketeering, Influence and Corruption Act ("RICO"), and misappropriation of trade secrets by Mr. Johnson and

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)
Mr. Erickson, unlawful acquisition of trade secrets by the Company, and breach of contract by Mr. Johnson. The complaint seeks compensatory damages in excess of $10,000 for each of the four causes of action, treble damages with respect to the civil RICO claim, and exemplary damages with respect to the unlawful acquisition of trade secrets, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although the Company is currently unable to predict the ultimate outcome of this lawsuit, the Company believes there is no merit to the suit and intends to vigorously defend this action.

(7) STOCKHOLDERS' EQUITY

COMMON STOCK

    All share and per share amounts have been restated to give effect to the three-for-two stock split that occurred on December 14, 1999 and the two-for-one stock split that occurred on October 12, 2000.

    The Company has authorized the issuance of 190,000,000 shares of common stock.

    In connection with the repayment of the Lenders' Notes Payable in June 1998 (see Note 5), the Company and the Lenders entered into an agreement whereby 4,425,000 shares were contributed back to the Company. Accordingly, the number of shares held by the Lenders was reduced to 2,475,000. In connection with the same agreement and in connection with the Series A Preferred Stock offering, two of the founders of the Company contributed an aggregate of 2,775,000 shares of common stock to the Company.

    In June 1998, the Principal Stockholder sold 900,000 of his shares of common stock to an unrelated third party for $0.035 per share. The Company recognized a charge of $720,000 that reflects the difference between the fair value of its stock on that date of $0.83 per share and the sales price. The third party provided significant assistance to the Company in obtaining subscriber contracts and, accordingly, the Company recorded the full amount of the charge to sales and marketing expense at the time the transaction occurred. During 1998, the Principal Stockholder sold an additional 4,410,000 shares of common stock that he owned to various individuals at prices that reflected their estimated fair value at the time of each sale.

    In September 1999, the Company completed an initial public offering ("IPO") in which it sold 13,800,000 shares of common stock, including 1,800,000 shares in connection with the exercise of the underwriters' over-allotment option, at $4.00 per share. The Company received approximately $50 million in cash, net of underwriting discounts, commissions and other offering costs. Upon the closing of the IPO, all of the Company's Series A preferred stock and Series B preferred stock automatically converted into an aggregate of 16,200,000 shares of common stock (see below).

    In February 2000, the Company completed a follow-on offering in which it sold 6,000,000 shares of common stock, including 2,000,000 shares sold by stockholders in connection with the exercise of the underwriters' over-allotment option, at $40 per share. The Company received $150.7 million in cash, net of underwriting discounts, commissions and other offering costs.

    In connection with the closing of the Series B Preferred Stock private placement in June 1999, the holders of Series A Preferred Stock were granted an aggregate 1,350,000 shares of common stock pursuant to certain anti-dilution rights of the holders of Series A Preferred Stock.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(7) STOCKHOLDERS' EQUITY (CONTINUED)
PREFERRED STOCK

    In June 1998, the Company issued 6,300,000 shares of 8% Series A Convertible Preferred Stock, par value $0.001 ("Series A"). In June 1998, the Company sold the 6,300,000 Series A shares at $0.83 per share. Net proceeds from the offering totaled $5,000,000, net of offering costs of $250,000, which were paid to a company that employs a member of the Company's Board of Directors. In connection with the issuance of the Series A, the Company granted warrants to purchase a total of 1,200,000 shares of common stock, including warrants to purchase 1,140,000 shares of common stock to three members of the Company's Board of Directors and a company which employs one such director. Each warrant provides for the holder to purchase one share of Company common stock for $0.0035 per share through June 1, 2003. Using the Black-Scholes pricing model, the Company determined that the value of the warrants was $996,000 as of the date of issuance. The value of the warrants has been recognized as a cost of issuance of the Series A shares.

    In May 1999, the Company issued 9,900,000 shares of 8% Series B Convertible Preferred Stock, par value $0.001 ("Series B") for $1.17 per share and received aggregate proceeds of $11.4 million net of offering costs of $150,000.

    Prior to the completion of the Series B offering, the Company had received cash totaling approximately $3.1 million pursuant to Series B subscription agreements. Of this amount, $2.0 million was received in December 1998, $500,000 was received in March 1999, and the remaining $640,000 was received in April 1999. The Series B shares subscribed and issued after December 1998 had a beneficial conversion feature totaling $9.4 million, measured as the difference between the conversion price of $1.17 per share and the fair value of the underlying common stock at the time of issuance. The beneficial conversion feature was recorded as additional paid-in capital. The value of the beneficial conversion feature was recognized immediately because the Series B shares are convertible at the option of the holder.

    Of the 9,900,000 Series B shares issued, 600,000 shares were issued to holders of the September 1998 Notes, including a former member of the Company's Board of Directors (see Note 5). The Company used cash proceeds from the
Series B offering to repay $800,000 of the September 1998 Notes, including $500,000 to the Principal Stockholder, and to repay $450,000 and $100,000 of advances made by the Company's Principal Stockholder and President, respectively.

    The Company issued 500,000 shares of Series B to acquire the assets of a software development company and for non-compete agreements with the owners of the company. In May 1999, the Company issued 127,500 shares of Series B to an individual in exchange for his rescission of a future right to acquire up to 35 percent of PPS.

    In September 1999 at the time of the IPO, all shares of preferred stock were mandatorily converted to shares of common stock and all amounts included in the preferred stock accounts, including cumulative unpaid dividends and associated accretion totaling $642,000, were converted to common stock and additional paid-in capital.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(7) STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS

    In July 1999, the Company issued 1,500,000 warrants to Office Depot, Inc., whose Chairman was a member of the Company's board of directors until 2000. The exercise price for the warrants was $4.00 per share. At the time of issuance, the Company did not recognize a charge. In connection with the Company's follow-on offering in February 2000, the strategic marketing partner exercised 555,554 warrants. As of December 31, 2000, 944,446 warrants remain outstanding and exercisable.

    In November 1999, the Company issued 1,050,000 common stock warrants valued at $10.7 million to a strategic marketing partner in exchange for a right to use editorial content. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.3 percent; no expected dividend yield; warrant term of 6 months; and an expected volatility of 100 percent. The value of the content was determined through an independent appraisal. The strategic partner exercised all of the warrants during 2000. A charge for the unamortized value of the asset was recognized in 2000 (see Note 2).

    In December 1999, the Company issued 2,700,000 common stock warrants valued at $50.1 million to a strategic marketing partner. The value of the warrant is included in the consolidated statements of operations as sales and marketing expense. The fair value of the warrants issued was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 7 percent; no expected dividend yield; warrant term of 1.5 years; and an expected volatility of 75 percent. The value of the warrants was expensed immediately as they were fully vested and the strategic marketing partner has no further obligations related to the warrants. The strategic marketing partner may earn the right to exercise an additional 2,700,000 warrants if certain performance conditions are met. As of December 31, 2000, none of the vested warrants had been exercised.

    In March 2000, the Company issued to AOL warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $63.26, of which 1,000,000 warrants vested immediately. The warrants are exercisable from the time they vest until March 2003. In November 2000, the Company and AOL amended and restated the March 2000 warrant agreement. For the 3,000,000 performance-based warrants that had not been earned as of the date of the amendment, the strike price was adjusted to $0.01 per share. In exchange for the reduced strike price, the defined revenue for which AOL can vest the performance-based warrants was expanded to include software license fees recognized by the Company that resulted from referrals from AOL. The formula for vesting warrants on referral revenue is that for each $1 of revenue generated from the referrals during a fiscal quarter, AOL is able to earn a number of warrants calculated as three times the revenue recognized divided by the estimated fair value, as defined. The agreement limits the total recognized revenue allowed in the calculation to $10.0 million in the quarter ended December 31, 2000, $15.0 million in the quarter ending March 31, 2001 and
$20.0 million in the quarter ending June 30, 2001. For the quarter ended December 31, 2000, AOL earned approximately 1.8 million warrants, and the Company recognized a non-cash expense of $30.0 million that is included in sales and marketing expense in the accompanying consolidated statements of operations.

    In September 2000, as consideration for training and marketing services to be rendered by Gateway, the Company issued three separate warrants to purchase an aggregate of 3,000,000 shares of

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(7) STOCKHOLDERS' EQUITY (CONTINUED)
Company common stock at an exercise price of $29.75 per share. Of the warrants, 1,000,000 vested and are exercisable immediately and another 1,000,000 vested and became exercisable on October 31, 2000. The remaining 1,000,000 warrants may vest and become exercisable over a period of eighteen months, with one share vesting for each $40 in revenue generated from transaction fees charged for transactions executed over the Gateway Marketplaces. The value of these warrants, using the Black Scholes model, totaled $38.2 million. The following assumptions were used: risk-free interest rate of 6.5 percent; no expected dividend yield; warrant term of 12 months; and an expected volatility of 64 percent. The value of the warrant is recorded as additional paid-in capital. See Note 3 for further discussion of the agreement. As of December 31, 2000, none of the vested warrants had been exercised.

(8) STOCK OPTION PLANS

    1998 STOCK OPTION PLAN--In 1998, the Company adopted an incentive stock option plan (the "1998 Plan") that provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The aggregate options available under the 1998 Plan are 9,000,000. As of December 31, 1999 and December 31, 2000, the Company had options outstanding totaling 7,866,352 and 3,365,486 to employees under the 1998 Plan. Generally, the options have five-year terms and are exercisable as follows:
Class A options, 50 percent at the end of each of the first two years after grant; Class B options, 33 percent at the end of each of the first three years after grant; and Class C options, 25 percent at the end of each of the first four years after the date of grant. Through December 31, 1999 and 2000, the Company had issued a total of 1,110,000 options to non-employees, including 615,000 issued to members of the Board of Directors. These options were issued with exercise prices ranging from $0.83 to $1.17. The value of these options using the Black-Scholes option-pricing model was determined to be approximately $1.1 million, of which $800,000 was charged to non-cash strategic marketing expense for options granted primarily to a strategic marketing partner. Remaining amounts will be amortized over the vesting periods of the options. As of December 31, 2000, 317,750 non-employee options were outstanding under the 1998 Plan.

    1999 STOCK OPTION PLAN--The 1999 Stock Plan (the "1999 Plan") was adopted by the Company's Board of Directors in June 1999. The 1999 Stock Plan provided for the issuance of 4,500,000 shares of common stock, incentive stock options ("ISOs"), or non-statutory stock options to employees, directors, independent contractors and advisers until July 2000, when stockholders approved an amendment to the 1999 plan that increased total shares available to 13,500,000. The number of shares eligible for issuance increases each year by 3.25 percent of the number of shares of common stock outstanding at the prior calendar year-end. At December 31, 1999 and 2000, the Company had options outstanding totaling 4,124,600 and 11,089,517, respectively, to employees under the 1999 Stock Plan. The exercise price for ISOs is generally at least 100 percent of the fair market value of the stock on the date of grant, and 110 percent for stockholders with 10 percent or more ownership of the Company. Vesting provisions are determined at the time of grant. The Company's Chairman and Chief Executive Officer is authorized to grant up to 37,500 options in each instance to employees, with the exercise price to be approved by the compensation committee of the Company's Board of Directors. Through December 31, 2000, the Company had issued a total of 24,500 options to non-employees and 150,000 options to members of the Board of Directors. These options were issued with exercise prices ranging from $10.58 to $23.92. As of December 31, 2000, 2,000 non-employee options were outstanding under the 1999 Plan.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(8) STOCK OPTION PLANS (CONTINUED)
    A summary of the options granted to employees under the Company's plans as of December 31, 1998, 1999 and 2000 is presented below (shares in thousands):

                                                     DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                         1998                  1999                  2000
                                                  -------------------   -------------------   -------------------
                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                             AVERAGE               AVERAGE               AVERAGE
                                                             EXERCISE              EXERCISE              EXERCISE
                                                   NUMBER     PRICE      NUMBER     PRICE      NUMBER     PRICE
                                                  --------   --------   --------   --------   --------   --------
Options Outstanding, Beginning of year..........      --      $  --       2,130     $0.83      10,427     $ 5.94
Granted.........................................   2,130      $0.83       9,094     $7.09      10,901     $30.47
Exercised.......................................      --      $  --        (538)    $0.90      (4,280)    $ 2.46
Cancelled.......................................      --      $  --        (259)    $1.23      (2,593)    $19.87
                                                   -----                 ------                ------
Options Outstanding, End of year................   2,130      $0.83      10,427     $5.94      14,455     $22.98
                                                   =====                 ======                ======

    The following table summarizes information about the options outstanding at December 31, 2000 (shares in thousands):

                                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                          ----------------------------------------   ------------------------
                                                          WEIGHTED
                                                           AVERAGE       WEIGHTED                   WEIGHTED
                                                          REMAINING      AVERAGE                    AVERAGE
                                            NUMBER      CONTRACT LIFE    EXERCISE      NUMBER       EXERCISE
            RANGE OF PRICES               OUTSTANDING      (YEARS)        PRICE      EXERCISABLE     PRICE
----------------------------------------  -----------   -------------   ----------   -----------   ----------
              $0.83--$3.60                    2,667         8.30          $ 1.24        1,766        $ 1.19
             $3.61--$18.99                    2,544         9.16          $10.51          513        $ 8.11
             $19.00--$23.99                   5,372         9.60          $20.81        1,200        $20.13
             $24.00--$53.99                   2,960         9.19          $36.91          104        $44.92
             $54.00--$75.15                     912         9.11          $61.89          105        $62.08
                                             ------                                    ------
                                             14,455                                     3,688
                                             ======                                    ======

    For stock options granted to employees from January through December 2000, with an exercise price less than the fair value on the date of grant, the Company recorded deferred stock-based compensation of $17.6 million. This amount is being amortized to operating expense over the vesting period of the individual options. The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its stock option plans. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123. Had the Company accounted for these plans under SFAS No. 123, the

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(8) STOCK OPTION PLANS (CONTINUED)
Company's net loss applicable to common stock and loss per share would have increased to the following pro forma amounts (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net Loss Applicable to Common Stockholders
  As Reported...............................................  $(7,135)   $(81,983)  $(72,811)
                                                              =======    ========   ========
  Pro Forma.................................................  $(7,205)   $(86,002)  $(98,446)
                                                              =======    ========   ========
Basic Loss per Share
  As Reported...............................................  $ (0.28)   $  (2.44)  $  (1.15)
                                                              =======    ========   ========
  Pro Forma.................................................  $ (0.28)   $  (2.56)  $  (1.55)
                                                              =======    ========   ========
Diluted Loss per Share
  As Reported...............................................  $ (0.26)   $  (2.39)  $  (1.15)
                                                              =======    ========   ========
  Pro Forma.................................................  $ (0.26)   $  (2.51)  $  (1.55)
                                                              =======    ========   ========

    The fair value of each option grant was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in over the three-year period:

                                                                1998        1999       2000
                                                              ---------   --------   --------
Risk-free interest rate.....................................          7%        6%         6%
Expected volatility of common stock.........................          0%      116%       118%
Dividend yield..............................................         --        --         --
Expected life of options....................................              2 years    3 years
  Class A...................................................  1.5 years
  Class B...................................................  2.0 years
  Class C...................................................  2.5 years

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(9) EARNINGS PER SHARE

    The computations of basic and diluted earnings per share for each period were as follows (in thousands, except per share amounts):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
LOSS (NUMERATOR)
Net loss....................................................   $(6,800)   $(71,941)   $(72,811)
Preferred stock dividends...................................      (245)       (511)         --
Accretion of preferred stock to redemption value............       (90)       (131)         --
Value of preferred stock beneficial conversion feature......        --      (9,400)         --
                                                               -------    --------    --------
Basic EPS
  Net loss applicable to common stockholders................   $(7,135)   $(81,983)   $(72,811)
                                                               =======    ========    ========
Diluted EPS
  Net loss applicable to common stockholders after assumed
    conversions.............................................   $(7,135)   $(81,983)   $(72,811)
                                                               =======    ========    ========
SHARES (DENOMINATOR)
Basic EPS
  Weighted average shares outstanding.......................    25,800      33,598      63,399
Effect of securities issued for nominal consideration
  warrants..................................................     1,680       1,680          --
Exercise of Warrants........................................        --      (1,005)         --
                                                               -------    --------    --------
Diluted EPS
  Weighted average shares outstanding.......................    27,480      34,273      63,399
                                                               =======    ========    ========
Per Share Amount
Basic EPS...................................................   $ (0.28)   $  (2.44)   $  (1.15)
                                                               =======    ========    ========
Diluted EPS.................................................   $ (0.26)   $  (2.39)   $  (1.15)
                                                               =======    ========    ========

    Basic earnings per share ("EPS") is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Pursuant to SAB No. 98, REVISION OF CERTAIN SAB TOPICS TO REFLECT THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128, EARNINGS PER SHARE AND SFAS NO. 130, REPORTING COMPREHENSIVE INCOME, shares of common stock or convertible preferred stock are considered outstanding for all periods presented in the computation of basic and diluted EPS if issued for nominal consideration. Options, warrants or other common stock equivalents are considered outstanding for all periods presented in the computation of diluted EPS if issued for nominal consideration. For the years ended December 31, 1998 and 1999, the weighted average common shares outstanding used to compute diluted EPS includes the effect of warrants issued by the Company to acquire shares of common stock for $0.0035 per share. All such warrants were exercised by December 31, 1999.

    Options to purchase 2,549,550, 11,462,400, and 14,894,753 shares of common stock were outstanding as of December 31, 1998, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(9) EARNINGS PER SHARE (CONTINUED)
    Warrants to purchase 0, 7,950,000 and 13,344,446 shares of common stock were outstanding as of December 31, 1998, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

(10) INCOME TAXES

    SFAS No. 109 requires the recognition of deferred tax assets and liabilities, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a full valuation allowance is applied. At December 31, 1998, 1999 and 2000, the Company believes that the "more likely than not" criteria has not been met, and accordingly, a full valuation allowance has been recognized. The Company did not record any provision (benefit) for income taxes for the years ended December 31, 1998, 1999, and 2000 because it experienced net losses and generated net operating losses for tax purposes. As of December 31, 2000, the Company has approximately $82 million of net operating loss carryforwards, which expire in 2018 and 2019. The Company's utilization of its net operating loss carryforwards will be limited pursuant to Internal Revenue Code Section 382 due to cumulative changes in ownership in excess of 50 percent within a three-year period. Prior to 1998, Purchase Pro, Inc. was not subject to Federal or state income taxes.

    A reconciliation of income tax benefit provided at the Federal statutory rate (35%) to income tax benefit is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Income tax benefit computed at Federal statutory rate.......  $(2,380)   $(25,179)  $(25,484)
Permanent and other items...................................       11          36         77
Change in valuation allowance...............................    2,369      25,143     25,407
                                                              -------    --------   --------
                                                              $    --    $     --   $     --
                                                              =======    ========   ========

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(10) INCOME TAXES (CONTINUED)

    The significant tax effected components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred Tax Assets
  Net operating loss carryforward...........................  $  7,450   $ 28,841
  Trade accounts receivable.................................       182        846
  Deferred revenue..........................................       149      1,122
  Accruals and reserves.....................................       105      4,582
  Equity-based expenses.....................................    17,824     28,324
  Stock-based compensation..................................     2,023         --
                                                              --------   --------
                                                                27,733     63,715
  Less -- valuation allowance...............................   (27,512)   (52,919)
                                                              --------   --------
    Total deferred tax assets...............................       221     10,796
Deferred Tax Liabilities
  Depreciation and amortization.............................      (221)    (3,942)
  Stock-based compensation..................................        --     (6,854)
                                                              --------   --------
    Total deferred tax liabilities, net.....................  $     --   $     --
                                                              ========   ========

(11) RETIREMENT BENEFIT PLAN

    In October 1999, the Company instituted a defined contribution 401(k) plan for eligible employees. Employees may contribute from 1 to 20 percent of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Since inception of the 401(k) plan, the Company has not matched employee contributions, nor has it contributed any discretionary amounts to the plan.

(12) RELATED PARTY TRANSACTIONS

    One of the founding stockholders of the Company provided significant services designing the Company's technology. The Company paid the stockholder for his services. Payments totaling $72,000, $93,000 and $0 are included in programming and development expense for the years ended December 31, 1998, 1999 and 2000, respectively. There were no amounts owed to the stockholder as of December 31, 1999 and 2000. In January 1998, concurrent with the acquisition of assets from Purchase Pro, Inc. (see Note 1), the stockholder and the Principal Stockholder transferred their rights in the technology to the Company.

    The Company paid certain costs on behalf of a company owned by a former member of the Board of Directors. At December 31, 1999 and 2000, there was $162,000 and $399,000, respectively, due to the Company, which is included in other receivables in the accompanying consolidated balance sheets. Subsequent to each respective year end, all amounts due the Company were collected.

    In 1998, the Company entered into an agreement to lease its corporate office space from a company owned by individuals who were then members of the Company's Board of Directors. Terms of

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(12) RELATED PARTY TRANSACTIONS (CONTINUED) the lease require monthly base payments of $29,000, which is adjusted on an annual basis, but in no case is the adjustment greater than five percent. During the year ended December 31, 1998, the Company did not pay any amounts under terms of the lease agreement and recorded expense related to the lease totaling approximately $20,000. During the years ended December 31, 1999 and 2000, the Company paid $308,000 and $1.2 million, respectively, under the terms of the lease agreement. In management's opinion, the terms of the lease are comparable to terms that the Company would receive from an independent third party.

    The Company recorded $500,000 and $514,000 in revenue for the years ended December 31, 1999 and 2000, respectively, from a customer, whose Chairman of the Board is a former member of the Company's Board of Directors. These revenues are included in network access and service fees, software license fees, and advertising revenue in the accompanying consolidated statements of operations.

    In 2000, the Company recorded $11.5 million in revenue from a strategic marketing partner, whose former Chief Executive Officer is a former member of the Company's Board of Directors. These revenues were included in network access and services fees and advertising revenue in the accompanying consolidated statements of operations.

    In 2000, the Company paid $50,000 in consulting fees to an investment banking firm, where a member of the Company's Board of Directors is a senior executive.

(13) SUBSEQUENT EVENTS (UNAUDITED)

    On January 16, 2001, PurchasePro.com, Inc. completed its acquisition of all the outstanding stock of Stratton Warren Software, Inc. ("Stratton Warren"), a company that designs and markets software for hotels, resorts, casinos, and other food service operations with purchasing, inventory and materials management requirements. Stratton Warren's principal assets include its intellectual property and software, in addition to numerous license and maintenance agreements with companies that license and use Stratton Warren's software. The total consideration for the acquisition consisted of:

    1. $1.5 million in cash, paid on October 30, 2000, plus $3.5 million used by Stratton Warren to redeem certain of its shares held by one of its two shareholders prior to completion of the acquisition. After redemption of this shareholder's shares, there was one remaining shareholder of Stratton Warren;

    2. $9.0 million in shares of common stock of the Company (which totaled 541,353 shares based on the closing price of the Company's common stock on January 16, 2001); and

    3. $500,000 in cash deposited in escrow to secure indemnification obligations of Stratton Warren's sole remaining shareholder to be distributed ninety days after the closing date.

    The transaction will be accounted for as a purchase business combination, with the purchase price allocated based on the fair values of the net assets acquired.

    The consideration for the outstanding stock of Stratton Warren was determined through arms-length negotiations. The cash portion of the purchase price for the shares of Stratton Warren was provided from the Company's working capital. Stratton Warren redeemed all outstanding shares of Stratton Warren held by one of its two shareholders for a total of $3.5 million in cash, which amount was provided to Stratton Warren by the Company for such purpose. Stratton Warren's obligation to

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(13) SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) make such payment and redeem such shares was guaranteed by the sole remaining shareholder. Also, in connection with the acquisition, the Company entered into a non-competition and non-disclosure agreement with the sole remaining shareholder.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  QUARTER ENDED,
                                                              -----------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Total revenues...................................  $    236   $    293      $   502      $    639
                                                   ========   ========      =======      ========
Gross profit.....................................  $    138   $    179      $   379      $    528
                                                   ========   ========      =======      ========
Net loss applicable to common stockholders.......  $ (1,258)  $ (2,258)     $(1,643)     $ (1,977)
                                                   ========   ========      =======      ========
Loss per share:
  Basic EPS......................................  $  (0.04)  $  (0.08)     $ (0.07)     $  (0.09)
                                                   ========   ========      =======      ========
  Diluted EPS....................................  $  (0.04)  $  (0.08)     $ (0.07)     $  (0.08)
                                                   ========   ========      =======      ========
1999
Total revenues...................................  $    674   $  1,006      $ 1,670      $  2,667
                                                   ========   ========      =======      ========
Gross profit.....................................  $    511   $    819      $ 1,452      $  2,399
                                                   ========   ========      =======      ========
Net loss applicable to common stockholders.......  $ (2,710)  $(13,643)     $(7,786)     $(57,844)
                                                   ========   ========      =======      ========
Loss per share:
  Basic EPS......................................  $  (0.12)  $  (0.57)     $ (0.25)     $  (1.03)
                                                   ========   ========      =======      ========
  Diluted EPS....................................  $  (0.11)  $  (0.55)     $ (0.25)     $  (1.03)
                                                   ========   ========      =======      ========
2000
Total revenues...................................  $  4,550   $  9,514      $17,337      $ 33,590
                                                   ========   ========      =======      ========
Gross profit.....................................  $  4,237   $  8,814      $15,847      $ 31,606
                                                   ========   ========      =======      ========
Net loss applicable to common stockholders.......  $(15,668)  $(12,154)     $(8,231)     $(36,758)
                                                   ========   ========      =======      ========
Loss per share:
  Basic EPS......................................  $  (0.27)  $  (0.19)     $ (0.13)     $  (0.55)
                                                   ========   ========      =======      ========
  Diluted EPS....................................  $  (0.27)  $  (0.19)     $ (0.13)     $  (0.55)
                                                   ========   ========      =======      ========

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To PurchasePro.com, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in PurchasePro.com, Inc.'s (the "Company") Form 10-K and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The supplemental
Schedule II as shown on page 63 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Las Vegas, Nevada
February 12, 2001

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES

                                                            CHARGED TO
                                                BEGINNING   COSTS AND
                                                 BALANCE     EXPENSES    DEDUCTIONS   ENDING BALANCE
                                                ---------   ----------   ----------   --------------
Year ended December 31, 1998..................  $ 72,796    $  127,204   $       --     $  200,000
Year ended December 31, 1999..................  $200,000    $1,078,235   $  684,235     $  594,000
Year ended December 31, 2000..................  $594,000    $3,393,019   $1,516,352     $2,470,667

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by PART III (Items 10, 11, 12, and 13) has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year, a definitive Proxy Statement pursuant to regulation 14A, and such information is incorporated herein by reference.

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

    (a) EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 2.1                    Stratton Warren Software, Inc. Stock Purchase Agreement
                        dated October 30, 2000 (incorporated by reference to the
                        Company's Current Report on Form 8-K, filed January 31,
                        2001).

 3(i).1                 Certificate of Amendment to Amended and Restated Articles of
                        Incorporation (incorporated by reference to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2000).

 3(ii).1                Bylaws of the Registrant, as amended (incorporated by
                        reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 4.1                    Form of Common Stock Certificate. +

10.1*                   Form of Indemnification Agreement between the Registrant and each of its directors and officers. +

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.2*                   1998 Stock Option and Incentive Plan and forms of agreements thereunder. +

10.3*                   1999 Stock Plan. (incorporated by reference to the Company's
                        Registration Statement on Form S-1 (No. 333-01865) and by
                        reference to the Company's Definitive Proxy Statement, filed
                        June 15, 2000).

10.4*                   Letter of Employment between Registrant and Charles E.
                        Johnson, Jr. +

10.5*                   Letter of Employment between Registrant and Robert G. Layne.
                        +

10.6                    Warrant dated as of July 22, 1999, by and between Registrant and Office Depot, Inc. +

10.7*                   Letter of Employment between Registrant and Richard Moskal.
                        ++

10.8                    Warrant Purchase Agreement dated November 29, 1999 by the
                        Company and Sprint Communications Company L.P. ++

10.9                    Warrant to Purchase Common Stock of the Company dated
                        November 1999 (issued to Sprint Communications, L.P.). ++

10.10                   Amendment to Warrant to Purchase Common Stock of the Company
                        dated December 6, 1999 (by Sprint). ++

10.11                   AOL Technology Development Agreement. **

10.12                   AOL Interactive Marketing Agreement. ** ##

10.13                   Advanstar Warrant Agreement Amendment No. 1 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14                   Training and Management Services Agreement by and between
                        the Company and Gateway Companies, Inc., dated September 29,
                        2000.*** ##

10.15                   Warrant Agreement by and between the Company and Gateway
                        Companies, Inc.***

10.16                   Warrant Agreement by and between the Company and Gateway
                        Companies, Inc.***

10.17                   Warrant Agreement by and between the Company and Gateway
                        Companies, Inc.***

10.18                   AOL Amended and Restated Warrant Agreement dated November
                        18, 2000.

10.19                   AOL Bulk Subscription Sales Agreement dated December 1,
                        2000.

10.20                   E-MarketPro Amended and Restated Assignment Agreement dated
                        November 3, 2000.

10.21                   AuctioNet.com, Inc. License Agreement dated December 29,
                        2000.

10.22                   BroadVision PurchasePro Master Agreement dated December 19,
                        2000. #

10.23*                  Employment Agreement between the Company and Jeffrey
                        Anderson

10.24*                  Employment Agreement between the Company and James P. Clough

10.25*                  Employment Agreement between the Company and Joseph Michael
                        Kennedy

10.26*                  Employment Agreement between the Company and Shawn P. McGhee

23.1                    Consent of Arthur Andersen LLP.

------------------------

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01865).

++ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-92303).

*   Indicates management contract or compensatory plan or agreement.

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*** Incorporated by reference to the Company's Current Report on Form 8-K, filed
    October 23, 2000.

# Confidential treatment has been requested with respect to certain portions of this agreement.

## Confidential treatment has been granted with respect to certain portions of these agreements.

    (b) REPORTS ON FORM 8-K

    On October 23, 2000, we filed a Current Report on Form 8-K reporting
(i) our transaction with Gateway Companies, Inc., and (ii) the approval of the issuance or amendment of warrants to purchase common stock of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized, in the City of Las Vegas, State of Nevada, on the 29th day of March, 2001.

                                                       PURCHASEPRO.COM, INC.

                                                       By:         /s/ CHARLES E. JOHNSON, JR.
                                                            -----------------------------------------
                                                                     Charles E. Johnson, Jr.
                                                               CHIEF EXECUTIVE OFFICER AND CHAIRMAN

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                      NAME                                       TITLE                      DATE
                      ----                                       -----                      ----
          /s/ CHARLES E. JOHNSON, JR.
     --------------------------------------       Chief Executive Officer and          March 29, 2001
            Charles E. Johnson, Jr.               Chairman

              /s/ JAMES P. CLOUGH
     --------------------------------------       Senior Executive Vice President and  March 29, 2001
                James P. Clough                   Chief Financial Officer

              /s/ SCOTT H. MILLER
     --------------------------------------       Senior Vice President--Finance,      March 29, 2001
                Scott H. Miller                   Chief Accounting Officer

              /s/ R. TODD BRADLEY
     --------------------------------------       Director                             March 29, 2001
                R. Todd Bradley

            /s/ MARTHA LAYNE COLLINS
     --------------------------------------       Director                             March 29, 2001
              Martha Layne Collins

               /s/ JOHN G. CHILES
     --------------------------------------       Director                             March 29, 2001
                 John G. Chiles

            /s/ DR. CAROL C. HARTER
     --------------------------------------       Director                             March 29, 2001
              Dr. Carol C. Harter

             /s/ MICHAEL D. O'BRIEN
     --------------------------------------       Director                             March 29, 2001
               Michael D. O'Brien