Form 10-K405/A
period 2000-12-31
PURCHASEPRO COM INC
filed 2001-04-30
CIK 1087831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-26465

                               ------------------

                              PURCHASEPRO.COM, INC.
             (Exact name of registrant as specified in its charter)

                       NEVADA                                   88-0385401
         ----------------------------------                 -------------------
            (State or other jurisdiction                     (I.R.S. Employer
          of incorporation or organization)                 Identification No.)

3291 NORTH BUFFALO DRIVE, SUITE 2, LAS VEGAS, NEVADA               89129
-----------------------------------------------------       --------------------
      (Address of principal executive offices)                  (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 316-7000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                         -----------------------------

                                (Title of Class)

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ____, (2) Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on April 20, 2001 as reported by the Nasdaq National Market, was approximately $307.1 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater shareholders known to the registrant have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

     As of April 20, 2001, there were 70,177,847 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.........................................   3
Item 11.   Executive Compensation.....................................................................   7
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................   12
Item 13.   Certain Relationships and Related Transactions.............................................   14
           Signatures.................................................................................   17

     Our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 2, 2001 (the "Report") contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference from our proxy statement to be filed in anticipation of our 2001 annual meeting of shareholders. We do not anticipate filing our proxy statement within the time period required for such incorporation by reference to be effective, so we are amending the Report to include the information required to be included in Part III of the Report.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages as of April 30, 2001 are as follows:

              NAME                     AGE                                    POSITION
---------------------------------      ---      ----------------------------------------------------------------------
Charles E. Johnson, Jr...........      40       Chairman of the Board of Directors and Chief Executive Officer
Shawn P. McGhee..................      38       President and Chief Operating Officer
James P. Clough..................      50       Senior Executive Vice President, Global Corporate Development
Robert G. Layne..................      35       Executive Vice President
Jeffrey Anderson.................      34       Senior Vice President, Strategic Development
Christopher J. Benyo.............      39       Senior Vice President, Marketing
Dale Boeth.......................      38       Senior Vice President, Channel Development
J. Michael Kennedy...............      47       Chief Technical Officer and Senior Vice President, Operations
Edward Kim.......................      33       Senior Vice President, Corporate Operations
Scott H. Miller..................      42       Senior Vice President, Finance and Chief Accounting Officer
Richard T. Moskal................      57       Senior Vice President and President of Hospitality Purchasing
                                                Systems, Inc.
Scott E. Wiegand.................      32       Senior Vice President, General Counsel and Secretary
Allen Winder.....................      44       Senior Vice President, Sales
Matthew Yost.....................      32       Senior Vice President, Corporate Development
Richard L. Clemmer...............      49       Vice Chairman of the Board of Directors
John G. Chiles (1)(2)............      48       Director
Michael D. O'Brien (1)...........      45       Director
Richard T. Bradley...............      42       Director
Carol C. Harter..................      59       Director
Martha L. Collins................      64       Director


-------------------------------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

         CHARLES E. JOHNSON, JR. has served as our Chairman of the Board of Directors and as our Chief Executive Officer since our inception in October 1996. Mr. Johnson also served as managing member of Cart-it & Cabinetry LLC, a company that manufactures casino carts and cabinetry, from 1996 to July 2000. Mr. Johnson's term of office as a director will expire at our annual meeting in 2002.

         SHAWN P. MCGHEE has served as our Chief Operating Officer since November 2000 and as our President since February 2001. Prior to joining PurchasePro.com, Mr. McGhee held various management positions with Office Depot, a provider of office products, from April 1998 to August 2000, including serving as president of Office Depot's North American operations, as president of the merchandising group, as executive vice president of merchandising, marketing and supply chain and as executive vice president of merchandising. Prior to joining Office Depot in April 1998, Mr. McGhee spent ten years at AutoZone, a seller of automobile parts and accessories, where he served in a variety of executive positions, including executive vice president of merchandising from 1996 through March 1998.

         JAMES P. CLOUGH has served as our Senior Executive Vice President, Global Corporate Development since April 2001. He also served as our Chief Financial Officer and as our Senior Executive Vice President, Corporate Operations and Development from April 2000 to April 2001, and as our Executive Vice President, Corporate Development from January 2000 to April 2000. Prior to joining PurchasePro.com, Mr. Clough was a partner at Pillsbury Madison & Sutro LLP, a law firm, from December 1992 to January 2000, where he specialized in representing start-up and emerging growth companies and underwriters in venture capital transactions, mergers and acquisitions, initial public offerings and follow-on public offerings and strategic relationships and partnerships. He is a member of the Federal Regulation of Securities Committee of the Business Law Section of the American Bar Association.

         ROBERT G. LAYNE has served as our Executive Vice President since January 1997. Prior to joining PurchasePro.com, Mr. Layne served as regional sales manager of Fisher Scientific, a manufacturer of laboratory supplies, and its predecessor, Curtis Matheson Scientific, from 1989 through January 1997.

         JEFFREY ANDERSON has served as our Senior Vice President, Strategic Development since January 2000. He also served as our Senior Vice President, Sales from January 2000 until February 2001. Prior to joining PurchasePro.com, Mr. Anderson served as a vice president for Sprint Corporation, a provider or communications products and services, from May 1995 to January 2000, where he led Sprint's $2.5 billion strategic planning, business-to-business e-commerce and distributor channel initiatives.

         CHRISTOPHER J. BENYO has served as our Senior Vice President, Marketing since March 2000. Prior to joining PurchasePro.com, Mr. Benyo was employed by BellSouth, a provider of telecommunications products and services, from July 1996 to March 2000, where he served as assistant vice president, strategic supplier relationships from August 1999 to March 2000. During his tenure at BellSouth, Mr. Benyo held various management positions, including general manager, field operations, director of product marketing, and director of field marketing. Mr. Benyo was employed by Cable and Wireless Communications Inc. from 1992 to July 1996, where he served in various capacities, the most recent of which was as director of product marketing.

         DALE BOETH has served as our Senior Vice President, Channel Development since August 2000. He also served as our Vice President, Strategic Development from January 2000 to August 2000. Prior to joining PurchasePro.com, Mr. Boeth served as director of e-business at Sprint Corporation from October 1996 to January 2000. Before joining Sprint, Mr. Boeth served as director of sales and marketing for HBS Systems, a provider of business systems and electronic information cataloging systems, from December 1992 to October 1996.

         J. MICHAEL KENNEDY has served as our Chief Technology Officer and as our Senior Vice President, Operations since January 2000. Prior to joining PurchasePro.com, he served as chief information officer for Starwood Hotels and Resorts Worldwide, a company that owns and operates hotels and resorts, from October 1997 to January 2000. Prior to joining Starwood, Mr. Kennedy served as chief information officer for Best Western International, a company that owns and operates hotels, from April 1996 through October 1997.

         EDWARD KIM has served as our Senior Vice President, Corporate Operations since July 2000 and as our Vice President of Strategic Development from January 2000 to July 2000. Prior to joining PurchasePro.com, Mr. Kim served as vice president in the technology investment banking group of Prudential Securities, an investment bank, from June 1998 to January 2000. He also served as vice president of trading at Hoenig Group, an investment bank, from May 1997 to June 1998, and as vice president of emerging markets trading at Lehman Brothers, an investment bank, from November 1992 to May 1997.

         SCOTT H. MILLER has served as our Senior Vice President, Finance since January 2000 and as our Chief Accounting Officer since July 1999. He also served as our Chief Financial Officer from April 1999 to June 1999, and as our Controller from October 1998 to April 1999. Prior to joining PurchasePro.com, from September 1997 to September 1998, Mr. Miller served as the chief financial officer of Max Riggs Construction Company, and from December 1993 through September 1997, Mr. Miller was a senior manager at Arthur Anderson LLP, an accounting firm.

         RICHARD T. MOSKAL has served as our Senior Vice President and as President of Hospitality Purchasing Systems, Inc. doing business as ProPurchasing Systems, a subsidiary of PurchasePro.com, since January 1999. Prior to joining PurchasePro.com, Mr. Moskal served as the vice president of purchasing for Innco, a division of Promus Hotels, a company that owns and operates hotels and the successor-in-interest to Doubletree Hotels Corporation, from March 1997 to January 1999. Mr. Moskal served as Vice President, Purchasing/Hotel Operations Services for Prime Hospitality Corp., a company that owns and operates hotels, from 1986 to March 1997.

         SCOTT E. WIEGAND has served as our Senior Vice President and General Counsel since January 2001 and as our Secretary since March 2001. He also served as our Vice President and Associate General Counsel from July 2000 to January 2001 and as our Assistant Secretary from September 2000 to March 2001. Prior to joining PurchasePro.com, Mr. Wiegand was an associate with Dinsmore & Shohl LLP, a law firm, from May 1996 to July

2000, and from September 1993 to May 1996, he was an associate with Taft, Stettinus and Hollister LLP, a law firm. Mr. Wiegand earned his J.D. from Cornell Law School in 1993.

         ALLEN WINDER has served as our Senior Vice President, Sales since March 2001. Prior to joining PurchasePro.com, he was employed at J.D. Edwards, an e-commerce consulting company, where he served as vice president and general manager from November 1997 to December 2000 and as executive director from January 1994 to November 1997.

         MATTHEW YOST has served as our Senior Vice President, Corporate Development since February 2001. He also served as our Vice President, Strategic Development from January 2000 to February 2001. Before joining PurchasePro.com, Mr. Yost served in various capacities at Prudential Securities Inc. from July 1996 to January 2000, most recently serving as vice president of the Prudential Volpe Technology Group unit.

         RICHARD L. CLEMMER has served as a member of our Board of Directors since April 2001. Mr. Clemmer recently accepted an offer of employment, and he will begin serving as our Chief Financial Officer effective May 15, 2001. Prior to joining PurchasePro.com, Mr. Clemmer served as executive vice president and chief financial officer of Quantum Corp., a storage solutions provider, since August 1996. Mr. Clemmer's term of office as a director will expire at our annual meeting held in 2002.

         JOHN G. CHILES has served as a member of our Board of Directors since June 1998. Mr. Chiles has served as a managing director in the Corporate Finance Department at Jefferies & Company, Inc., an investment bank, since 1993. For the fifteen years prior to joining Jefferies & Company, Mr. Chiles held various positions at Dean Witter Reynolds, an investment bank, including managing director and co-manager in the Customer Businesses Group. Mr. Chiles' term of office as a director will expire at our annual meeting held in 2001.

         MICHAEL D. O'BRIEN has served as a member of our Board of Directors since June 1999. Mr. O'Brien has served as the president of ZoomTown.com, a broadband products and services company and a subsidiary of Broadwing, Inc., a data and Internet company, since February 1999. Mr. O'Brien served as senior vice president of Cincinnati Bell Telephone, a provider of telecommunications products and services, from September 1997 through January 1999, and as president for Chiquita Brands, Inc. in Europe, a marketer, producer and distributor of fruits and vegetables and processed foods, from 1992 until September 1997. Mr. O'Brien's term of office as a director will expire at our annual meeting held in 2001.

         RICHARD TODD BRADLEY has served as a member of our Board of Directors since January 2001. From September 1998 to February 2001, Mr. Bradley worked at Gateway Corporation, where he served as executive vice president, global operations from March 2000 to February 2001, and as senior vice president and consumer and regional managing director Europe/Middle East/Africa from September 1998 to February 1999. Mr. Bradley served as president and chief executive officer, transport international pool for GE Capital Corporation from January 1997 to September 1998. He also worked at The Dun & Bradstreet Corporation from September 1993 to January 1997. Mr. Bradley's term of office as a director will expire at our annual meeting held in 2002.

         CAROL C. HARTER, PH.D has served as a member of our Board of Directors since January 2001. Dr. Harter has served as the president of the University of Nevada, Las Vegas since July 1995. Dr. Harter's term of office as a director will expire at our annual meeting held in 2003.

         MARTHA LAYNE COLLINS has served as a member of our Board of Directors since July 2000. Ms. Collins has served as an executive scholar in residence at Georgetown College since July 1998, and was director of the international business/management center at the University of Kentucky from June 1996 to July 1998. Ms. Collins also currently serves as a member of the board of directors of Eastman Kodak Company, a provider of consumer, professional, health and other imaging products and services, R.R. Donnelley & Sons Company, a provider of financial printing products and services, and the Bank of Louisville, a commercial bank. Ms. Collins' term of office as a director will expire at our annual meeting held in 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons beneficially holding more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulation to furnish our company with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to our company, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial stockholders were met in a timely manner during the period from January 1, 2000 through December 31, 2000.

ITEM 11: EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth summary information regarding the compensation received during the fiscal years ended December 31, 1998, 1999 and 2000 by our Chief Executive Officer and the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000 (the "2000 Fiscal Year"). No executive officer who would have otherwise been included in such table on the basis of his or her salary and bonus earned for the 2000 Fiscal Year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                   YEAR                ANNUAL COMPENSATION               LONG-TERM COMPENSATION AWARDS
                                                                           OTHER         SECURITIES
                                                                           ANNUAL        UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                   SALARY        BONUS     COMPENSATION (1)    OPTIONS        COMPENSATION
---------------------------                   ------        -----     ------------        --------       ------------
Charles E. Johnson, Jr. (2)       2000         - -           - -            - -              - -              - -
Chairman of the Board and Chief   1999       $240,000        - -          $24,000          975,000            - -
Executive Officer                 1998       $236,461        - -            - -              - -              - -

James P. Clough (3)               2000       $177,000        - -          $37,000          650,000            - -
Senior Executive Vice
President, Global Corporate
Development, Senior Executive
Vice President, Corporate
Operations and Development and
Chief Financial Officer

Robert G. Layne (4)               2000       $167,653        - -            - -            100,000            - -
Executive Vice President          1999       $105,875        - -            - -            300,000            - -
                                  1998       $ 72,850        - -            - -              - -              - -

Richard T. Moskal (5)             2000       $166,100        - -          $18,000            - -              - -
Senior Vice President and         1999       $150,410      $25,000          - -            225,000            - -
President of Hospitality
Purchasing Systems, Inc.

J. Michael Kennedy (6)            2000       $156,949        - -             - -           450,000            - -
Chief Technical Officer and
Senior Vice President,
Operations
--------------------------------

(1) Other than the Other Annual Compensation reported, any perquisites and other personal benefits paid to the Named Executive Officers were less than the minimum reporting thresholds.

(2) In July 1999, we entered into an employment agreement with Mr. Johnson that provides for an annual salary of $240,000. Mr. Johnson voluntarily elected not to be paid any salary for the fiscal year ended December 31, 2000. We paid $16,000 and $8,000 for Mr. Johnson's automobile and life insurance, respectively, in the fiscal year ended December 31, 1999.

(3) Mr. Clough joined PurchasePro.com in January 2000. We provided Mr. Clough with a $25,000 allowance for relocation expenses and we paid $12,000 in automobile allowance payments in the 2000 Fiscal Year.

(4) In January 1998, Mr. Johnson granted to Mr. Layne options to purchase 125,000 shares of Mr. Johnson's common stock at $0.50 per share. Mr. Layne exercised his option to acquire 125,000 shares from Mr. Johnson in June 1999.

(5) Mr. Moskal joined PurchasePro.com as Senior Vice President and as President of our subsidiary, Hospitality Purchasing Systems, Inc. doing business as Pro Purchasing Systems, in January 1999. Mr. Moskal received a signing bonus of $25,000 in the fiscal year ended December 31, 1999. He received $12,000 in housing allowance payments and $6,000 in automobile allowance payments in the 2000 Fiscal Year.

(6)  Mr. Kennedy joined PurchasePro.com in January 2000.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Named Executive Officers during the 2000 Fiscal Year.

                                                    PERCENT OF
                                                      TOTAL
                                                     OPTIONS                                    POTENTIAL REALIZABLE VALUE
                                    NUMBER OF       GRANTED TO                                  AT ASSUMED ANNUAL RATES OF
                                    SECURITIES      EMPLOYEES                                    STOCK PRICE APPRECIATION
                                    UNDERLYING      IN FISCAL      EXERCISE      EXPIRATION         FOR OPTION TERM (3)
                                 OPTIONS GRANTED     YEAR (1)      PRICE (2)        DATE        --------------------------
             NAME                ---------------    ---------      ---------    -----------          5%             10%
-------------------------------                                                                 ------------    ----------
Charles E. Johnson, Jr.........        - -             - -             - -           - -            - -            - -

James P. Clough................     300,000(4)        2.78%        $30.745        01/19/10       $15,024,110    $23,923,384
                                    350,000(5)        3.24%        $19.547        08/14/10       $11,144,001    $17,744,959

Robert G. Layne................     100,000(6)        0.93%        $19.547        08/14/10       $ 3,184,000    $ 5,069,988

Richard T. Moskal..............        - -             - -            - -             - -           - -            - -

J. Michael Kennedy.............     200,000(7)        1.85%        $40.719        01/31/10       $13,265,392    $21,122,920
                                    250,000(8)        2.32%        $19.547        08/14/10       $ 7,960,001    $12,674,971

--------------------------------
(1) Calculated based on options to purchase an aggregate of 10,788,600 shares of common stock granted to employees during the 2000 Fiscal Year. Under the terms of our 1999 Stock Plan, a committee designated by our Board of Directors to administer such Stock Plan retains the discretion, subject to certain limitations, within such Stock Plan, to modify, extend or renew outstanding options and to reprice outstanding options. Options may be repriced by canceling outstanding options and reissuing new options with an exercise price equal to the fair market value on the date of reissue, which may be lower than the original exercise price of such cancelled options.

(2) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant as determined by our Board of Directors.

(3) The potential realizable value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts in the table may not necessarily be achieved.

(4) This option has a term of ten years and vests and becomes exercisable at the rate of 100,000 shares on January 18, 2001, 100,000 shares on January 18, 2002 and 100,000 shares on January 18, 2003, subject to Mr. Clough's continued service and to the terms and conditions of his employment agreement.

(5) This option has a term of ten years and vests and becomes exercisable at the rate of 250,000 shares on August 14, 2000, 50,000 shares on January 18, 2001 and 50,000 shares on June 18, 2001, subject to Mr. Clough's continued service and the terms and conditions of his employment agreement.

(6) This option has a term of ten years and was immediately exercisable as of August 14, 2000, the date of the option grant.

(7) This option has a term of ten years and vests and becomes exercisable at the rate of 66,666 shares on January 31, 2001, 66,667 shares on January 31, 2002 and 66,667 shares on January 31, 2003, subject to Mr. Kenendy's continued service and the terms and conditions of his employment agreement.

(8) This option has a term of ten years and vests and becomes exercisable at the rate of 116,000 shares on August 14, 2000, 66,000 shares on July 31, 2001 and 68,000 shares on January 31, 2003, subject to Mr. Kennedy's continued service and the terms and conditions of his employment agreement.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

         The following table sets forth information, with respect to the Named Executive Officers, concerning the number and value of options exercised during the 2000 Fiscal Year and the value and number of unexercised options held as of the end of the 2000 Fiscal Year.

                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING
                                                                             UNEXERCISED               VALUE OF UNEXERCISED
                                        SHARES                               OPTIONS AT                IN-THE-MONEY OPTIONS
                                       ACQUIRED          VALUE             FISCAL YEAR-END            AT FISCAL YEAR-END (2)
NAME                                  ON EXERCISE     REALIZED (1)    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                                  -----------     ------------    -------------------------      -------------------------
Charles E. Johnson, Jr.                  85,836         $ 972,951             889,164/--                   $14,524,494/--

James P. Clough                         150,000        $1,699,200          100,000/400,000                    --/--

Robert G. Layne                          75,000        $4,287,450          267,858/100,000              $2,283,225/$714,500
                                         32,142        $1,826,726

Richard T. Moskal                        25,000        $1,375,000          142,500/37,500               $1,923,750/$506,250
                                         20,000          $303,750

J. Michael Kennedy                        --             --                116,000/334,000                  --  /  --

--------------------------------
(1) The Value Realized represents the fair market value of our common stock on the exercise date minus the exercise price of the option. For purposes of this calculation, the fair market value of our common stock on the exercise date is determined by using the last reported sale price of our common stock on the Nasdaq National Market on the exercise date.

(2) Assumes a per share fair market value equal to $17.50, the last reported sale price of our common stock on the Nasdaq National Market on December 29, 2000, (the last trading day prior to our fiscal year end on December 31, 2000), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

         DIRECTOR COMPENSATION

         We reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending board meetings. Each non-employee member of our board currently receives $10,000 cash compensation per year for their services as a member of the board of directors. Under our 1999 Stock Plan, non-employee directors also receive options to purchase 30,000 shares of common stock annually and are eligible to receive additional stock option grants at the discretion of the Compensation Committee.

         EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

         We have entered into the following employment agreements with our executive officers listed in the Summary Compensation Table:

                  OFFICER                              TERM             SALARY                  POSITION
-----------------------------------------     --------------------     --------    ----------------------------------
Charles E. Johnson, Jr. (1)..............     May 1999 to May 2001     $240,000    Chairman of the Board and Chief
                                                                                   Executive Officer

James P. Clough (2)......................     January 2000 to          $190,000    Senior Executive Vice President,
                                              January 2002                         Global Corporate Development,
                                                                                   Senior Executive Vice President,
                                                                                   Corporate Operations and
                                                                                   Development and Chief Financial
                                                                                   Officer

Robert G. Layne (3)......................     May 1999 to May 2001     $150,000    Executive Vice President

Richard T. Moskal (4)....................     August 1999  to August   $160,000    Senior Vice President and
                                              2001                                 President of Hospitality
                                                                                   Purchasing Systems, Inc.

J. Michael Kennedy (5)...................     January 2000 to          $175,000    Chief Technical Officer and
                                              January 2003                         Senior Vice President, Operations

--------------------------------

(1) In May 1999, we entered into an employment agreement with Mr. Johnson that provides for an annual salary of $240,000. Although Mr. Johnson's agreement provides for a salary of $240,000 per year, Mr. Johnson voluntarily elected not to be paid any salary for the 2000 Fiscal Year. Mr. Johnson's agreement provides for a discretionary annual bonus as determined by the Compensation Committee and a company car. We may terminate him for cause at any time. If we terminate Mr. Johnson without cause or because of his disability or death, or if he terminates his employment because we breach the agreement, change his title or duties or relocate his employment outside of Las Vegas, we must pay Mr. Johnson three times an amount equal to his annual base salary plus the greater of his last paid bonus or one half of his annual base salary. We also pay for life insurance for Mr. Johnson under his agreement. The agreement contains nonsolicitation and noncompetition provisions that are intended to survive the termination of his employment for one year.

(2) In January 2000, we entered into an employment agreement with Mr. Clough that provides for an annual salary of $190,000 per year and options to purchase 300,000 shares of common stock. Mr. Clough's agreement provides that his salary, if increased, may not thereafter be reduced, and it also provides for discretionary bonuses as determined by the Compensation Committee. We also provide Mr. Clough with a monthly car allowance and cell phone allowance, and provided him a one-time relocation expense allowance. We may terminate him for cause at any time. If we terminate him without cause or because of his disability or death, or if he terminates his employment because we breach the agreement, change his title or duties or relocate his employment outside of Las Vegas, we must pay him severance equal to two times his base salary and all his options shall fully vest and remain exercisable for a period of twelve months after the effective date of termination. If we terminate him for any reason within two years following a change in control, Mr. Clough shall be entitled to such severance and full stock option vesting in addition to full participation in the Company's employee benefit programs. The agreement contains nonsolicitation and noncompetition provisions that are intended to survive the termination of his employment for one year.

(3) In May 1999, we entered into an employment agreement with Mr. Layne that provides for an annual salary of $120,000, options to purchase shares of common stock and a discretionary bonus determined by the Compensation Committee. Mr. Layne's salary was changed to $150,000 effective March 2000. We provide Mr. Layne with a monthly car allowance. We may terminate him for cause at any time. If we terminate him without cause or because of his disability or death, or if he terminates his employment because we breach the agreement, change his title or duties or relocate his employment outside of Las Vegas, we must pay Mr. Layne two years of his base salary. The agreement contains noncompetition and nonsolicitation provisions that are intended to survive the termination of Mr. Layne's employment for one year.

(4) In January 1999, we entered into an employment agreement with Mr. Moskal that provides for an annual salary of $160,000 and a signing bonus of $25,000. We may terminate him for cause at any time. If we terminate him without cause or because of his disability or death, we must pay Mr. Moskal twelve months of his base salary. The agreement provides for a monthly expense allowance payable. The agreement also provides that Hospitality Purchasing Systems, Inc. will cover a specified amount of living expenses, car-related expenses and moving expenses. The agreement contains noncompetition and nonsolicitation provisions that are intended to survive the termination of Mr. Moskal's employment for one year.

(5) In January 2000, we entered into an employment agreement with Mr. Kennedy that provides for a salary at an annualized rate of $100,000 for the first sixty days of his employment and a rate of $175,000 per year thereafter, in addition to options to purchase 200,000 shares of common stock and a discretionary bonus as determined by the Compensation Committee. We may terminate him for cause at any time. If we terminate him without cause or because of his disability or death, or if he terminates his employment because we breach the agreement or change his title or duties, we must pay Mr. Kennedy twelve months of his base salary. The agreement contains noncompetition and nonsolicitation provisions that are intended to survive the termination of Mr. Kennedy's employment for one year.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our Compensation Committee currently consists of Mr. Chiles. David
I. Fuente, a former member of the Compensation Committee, resigned from the Board of Directors and the Compensation Committee effective September 11, 2000 and J. Terrance Lanni, another former member of the Compensation Committee, resigned from the Board of Directors and the Compensation Committee effective May 31, 2000. No member of the Compensation Committee has been an officer or employee of ours at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors or compensation committee. Mr. Chiles is a Managing Director of Jefferies & Company, Inc. For a description of transactions involving us and Jefferies & Company, please see "Item 13 - Certain Relationships and Related Transactions."

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 30, 2001 by:

         o each person or group of affiliated persons who is known by us to own beneficially more than 5% of our common stock;

         o each of our directors and nominees for director;

         o our Named Executive Officers; and

         o all of our directors and executive officers as a group.

         Except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. The column titled "Number of Shares Underlying Options" lists shares of common stock subject to stock options which were exercisable or will become exercisable within 60 days after April 30, 2001. These shares underlying options are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. The column titled "Percent of Class of Class Owned" assumes a number of outstanding shares of our common stock as of April 30, 2001 of 70,177,847 shares. The address for those persons for which an address is not otherwise indicated is: 3291 North Buffalo Drive, Suite 2, Las Vegas, Nevada 89129.

                                                        NUMBER OF SHARES       NUMBER OF SHARES           PERCENT
                                                          BENEFICIALLY            UNDERLYING             OF CLASS
BENEFICIAL OWNER                                              OWNED          OPTIONS AND WARRANTS          OWNED
-----------------                                       ----------------     --------------------        --------
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Charles E. Johnson, Jr...............................     9,303,998               889,164                 14.3
James P. Clough......................................       150,000               300,000                   *
Robert G. Layne......................................       567,831               267,169                  1.2
J. Michael Kennedy...................................         --                  267,667                   *
Richard T. Moskal....................................        25,000               105,000                   *
Richard T. Bradley...................................         --                   30,000                   *
John G. Chiles (1)...................................       743,714                30,000                  1.1
Richard L. Clemmer...................................         --                  250,000                   *
Martha Layne Collins.................................         --                   60,000                   *
Carol C. Harter (2)..................................           600                30,000                   *
Michael D. O'Brien...................................         --                   60,000                   *
All directors  and executive  officers as a group (20
persons) (3).........................................    10,891,143             4,200,569                 20.3

OTHER FIVE PERCENT STOCKHOLDERS
America Online, Inc. (4).............................     1,800,000             2,200,000                  5.5
Janus Capital Corporation (5)........................     5,461,064                  --                    7.8
T. Rowe Price Associates, Inc. (6)...................     4,688,700                  --                    6.7

--------------------------------
* Less than 1%.

(1) The shares shown as beneficially owned by Mr. Chiles include 666,566 shares of common stock held by the John G. and Cynthia M. Chiles Revocable Trust and 77,148 shares held by Mr. Chiles' minor children. The number shown does not include [_____] shares of common stock and options to purchase [_____] shares of common stock held by persons associated with Jefferies
& Company, Inc. Mr. Chiles is a Managing Director of Jefferies & Company, Inc. Mr. Chiles disclaims beneficial ownership of shares held by Jefferies & Company, Inc. except to the extent of his pecuniary interest in Jefferies & Company, Inc.

(2) The shares shown as beneficially owned by Dr. Harter are jointly owned by Dr. Harter and her husband, Michael T. Harter.

(3) Includes each director and officer listed, and in addition includes Shawn McGhee, Jeffrey Anderson, Christopher Beyno, Dale Boeth, Edward Kim, Scott Miller, Scott Wiegand, Allen Winder and Matthew Yost. Mr. McGhee owns 50,000 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Anderson owns 519,167 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Beyno owns 445,000 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Boeth owns 231,667 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Kim owns 231,667 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Miller owns 100,000 shares of our common stock and 110,000 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Wiegand owns 77,401 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Winder owns 15,000 options to purchase our common stock that are exercisable within 60 days of April 30, 2001. Mr. Yost owns 231,667 options to purchase our common stock that are exercisable within 60 days of April 30, 2001.

(4) The stockholder's business address is 22000 America Online Way, Dulles, VA 20166. The number of shares shown as exercisable within 60 days assumes that all of the remaining shares available for vesting under the warrant issued to America Online will vest within 60 days of April 30, 2001. This assumption is in no way a representation by the Company that its performance will enable this to occur.

(5) The stockholder's business address is 100 Fillmore Street, Denver, Colorado 80206. Janus has sole voting and sole dispositive power over all of the shares listed. However, all of the shares listed are held by investment companies to which Janus furnishes investment advice. Accordingly, Janus disclaims beneficial ownership of all of the shares listed.

(6) The stockholder's business address is 100 E. Pratt Street, Baltimore, Maryland 21202. T. Rowe Price has sole voting power over 741,600 of the shares listed and sole dispositive power over all of the shares listed. However, all of the shares listed are held by investment companies to which
T. Rowe Price furnishes investment advice. Accordingly, T. Rowe Price disclaims beneficial ownership of all of the shares listed.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following section sets forth certain relationships and related transactions with our executive officers, directors and 5% of greater stockholders as of April 2, 2001.

TRANSACTIONS WITH AMERICA ONLINE, INC.

         In March 2000, we entered into a series of agreements with America Online, Inc. ("AOL") to co-develop a new generation of our marketplace technology and to co-develop and market a co-branded marketplace. Both parties will contribute technology to the development alliance and co-manage the development of the new marketplace technology. We will pay AOL $20.0 million in eight equal quarterly installments beginning August 1, 2000, and AOL will make AOL programmers available to the development alliance. We made payments of $5.0 million through December 31, 2000 in connection with this obligation. The parties also agreed to market the co-branded marketplace across AOL properties. We agreed to pay AOL $50.0 million for marketing support in the form of advertising impressions. We paid $25.0 million to AOL in March 2000, and the $25.0 million balance was payable in seven equal quarterly installments beginning June 30, 2000. We have made total payments of $10.7 million through December 31, 2000 in connection with this obligation.

         In connection with these transactions, in March 2000, we issued to AOL warrants to purchase up to 4,000,000 shares of our common stock at an exercise price of $63.26 (adjusted after one year, as to any unvested warrants, to the then-current market price of our common stock). The warrants are exercisable from the time they vest until March 2003 as follows: (i) 1,000,000 warrants vest immediately and (ii) 3,000,000 warrants vest as we receive revenue under the terms of the agreement. In November 2000, we entered into an amended and restated warrant agreement with AOL. For the 3,000,000 performance-based warrants that had not been earned as of the date of the amendment, the strike price was adjusted to $0.01 per share. In exchange for the reduced strike price, the defined revenue for which AOL can vest in the performance-based warrants was amended. The formula for vesting warrants on revenue is that for each $1 of revenue generated from referrals during a fiscal quarter, AOL is able to earn a number of warrants calculated as three times the revenue recognized divided by the estimated fair value of our common stock, as defined. The agreement limits the total recognized revenue allowed in the calculation to $10.0 million in the quarter ended December 31, 2000, $15.0 million in the quarter ending March 31, 2001 and $20.0 million in the quarter ending June 30, 2001. For the quarter ended December 31, 2000, AOL earned warrants to purchase 1.8 shares under the amended agreement, and in January 2001, AOL exercised the warrants with respect to such shares.

TRANSACTIONS WITH E-MARKETPRO AND ZOOMTOWN.COM

         In January 1999, we entered into an agreement with E-MarketPro, LLC pursuant to which we granted E-MarketPro the exclusive right to market our services to persons and entities located within Ohio and Kentucky and to out-of-state entities doing business with subscribers within those two states. Mr. Bradley D. Redmon, a cousin of Mr. Johnson, is a principal of E-MarketPro. E-MarketPro was granted a right of first-refusal for exclusive marketing rights of procurement network subscriptions in all states contiguous to Kentucky and Ohio except Illinois. In connection with the ZoomTown.com agreement described below, E-MarketPro agreed not to market or offer access to the procurement networks in Ohio.

         In November 2000, we entered into an Amended and Restated Assignment Agreement with E-MarketPro that terminated the January 1999 agreement. Under this agreement, E-MarketPro assigned and delegated to the Company all of its rights and obligations under the January 1999 agreement, including all rights of E-MarketPro to be paid under the ZoomTown.com agreement described below. Pursuant to this agreement, we issued to E-MarketPro 100,000 shares of our common stock in November of 2000, and we will issue to E-MarketPro an maximum of 100,000 additional shares in November of 2001, with the exact number to be dependent upon the revenues we receive or will be entitled to as of the date of issuance from customers referred to us by E-MarketPro.

         In May 1999, we entered into an agreement with ZoomTown.com, a subsidiary of Cincinnati Bell, Inc., and E-MarketPro, LLC. Mr. O'Brien, one of our directors, is President of ZoomTown.com. This agreement modified our 1999 agreement with E-MarketPro described above and granted ZoomTown.com, as our agent and representative, the exclusive right to market and offer access to our e-marketplaces in Ohio, a co-exclusive right with E-MarketPro in Kentucky, and a nonexclusive right in other domestic markets until April 2001. Under the agreement ZoomTown.com may co-brand our procurement networks. Before granting other parties similar exclusive rights to market and access our public procurement networks in certain areas, we must first offer the exclusive rights to ZoomTown.com. Accordingly, ZoomTown.com can extend its exclusive rights to market and offer access to our public procurement network under a ZoomTown.com co-brand to include the states neighboring Ohio and Kentucky. As reflected in the agreement, we are obligated to pay sales commissions on revenues generated by ZoomTown.com derived from the sale of our products and services. In the 2000 Fiscal Year, we paid ZoomTown.com a total of $8,800 under this agreement.

TRANSACTIONS WITH GATEWAY

         In September 2000, we entered into agreements with Gateway pursuant to which (i) we agreed to acquire approximately $500,000 of computer hardware from Gateway, (ii) Gateway agreed to acquire three marketplace software licenses from us for approximately $3.3 million, and (iii) Gateway agreed to provide us with certain training services for customers using our global e-commerce marketplace, including the Gateway marketplaces to be powered by us (the "Gateway Marketplaces"), and certain marketing services in connection with the Gateway Marketplaces and our global marketplace. The services shall be rendered during a two-year period, and the aggregate contractual value of the services shall be at least $40 million. Mr. Bradley, one of our directors, is a former Executive Vice President of Gateway.

         We issued warrants as consideration for the training and marketing services to be rendered by Gateway. We issued three separate warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $29.75 per share. Of the warrants issued to Gateway, 1,000,000 vested and were exercisable immediately and another 1,000,000 vested and became exercisable on October 31, 2000. The remaining 1,000,000 warrants may vest and become exercisable over a period of eighteen months, with one share vesting for each $40 in revenue generated from transaction fees charged for transactions executed over marketplaces Gateway purchased from us during the third quarter of the 2000 Fiscal Year.

TRANSACTIONS WITH JEFFERIES & COMPANY, INC.

         Jefferies & Company, Inc. has, from time to time, performed various investment banking and financial advisory services for us on a fee services basis. Mr. Chiles, one of our directors, is a Managing Director of Jefferies
& Company. In January 2000, they were engaged by us to complete a valuation of certain warrants issued by us to Advanstar, Inc. and Sprint Communications Company, L.P. for a fee of $50,000. In addition, Jefferies & Company received commissions in connection with acting as one of the underwriters in our secondary offering that was completed in February 2000.

TRANSACTIONS WITH OFFICE DEPOT

         In the fiscal year ended December 31, 2000, we recorded $11.5 million in revenue from transactions between Office Depot, Inc. and us. Office Depot's former Chief Executive Officer, David I. Fuente, was a member of our Board of Directors until his resignation in September 11, 2000.

OPTIONS

         See "Executive Compensation" for information regarding option grants made to and option exercises made by our directors and named executive officers in the fiscal year ended December 31, 2000.

         In addition to the indemnification provisions contained in the Company's Articles of Incorporation and Bylaws, the Company has entered into separate indemnification agreements with each of its directors and officers. These indemnification agreements will require us to indemnify our officers and directors to the fullest extent permitted by Nevada law.

         We believe that the foregoing transactions were in our best interests. It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates will be entered into only if such transactions are approved by a majority of our disinterested, independent directors, are on terms no less favorable to PurchasePro.com than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 30th day of April, 2001.


                                      PURCHASEPRO.COM, INC.

                                      By /s/ SHAWN MCGHEE.
                                         -------------------------------------
                                         Shawn McGhee
                                         PRESIDENT AND CHIEF OPERATING OFFICER