Form 10-Q
period 2001-03-31
PURCHASEPRO COM INC
filed 2001-05-29
CIK 1087831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001.

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

                               -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 72,427,775 as of May 4, 2001.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                    I N D E X



                                                                                                               PAGE
PART I.         FINANCIAL INFORMATION                                                                        ---------

Item 1.         Quarterly Financial Statements

                Condensed Consolidated Balance Sheets at December 31, 2000 and March 31, 2001 (unaudited).        3

                Condensed Consolidated Statements of Operations for the Three Months Ended March 31,
                2000 (unaudited) and March 31, 2001 (unaudited)...........................................        4

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                2000 (unaudited) and March 31, 2001 (unaudited)...........................................        5

                Notes to Condensed Consolidated Financial Statements (unaudited)..........................        6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.....       12

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ...............................       24

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................................       25

Item 2.         Changes in Securities and Use of Proceeds ................................................       25

Item 6.         Exhibits and Reports on Form 8-K..........................................................       25

                SIGNATURES ...............................................................................       28


PART I. FINANCIAL INFORMATION
Item 1.  QUARTERLY FINANCIAL STATEMENTS

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                   December 31,        March 31,
                                                                                       2000              2001
                                                                                 ----------------  ----------------
                                                                                                      (unaudited)

                                    ASSETS

Current assets:
     Cash and cash equivalents ..............................................    $       86,335    $       54,863
     Trade accounts receivable, net of allowance for doubtful
        accounts of  $2,471 and $4,151, respectively ........................            23,171            28,060
     Other receivables ......................................................               859             1,624
     Prepaid expenses and other current assets ..............................             9,378            12,358
                                                                                 ----------------  ----------------
          Total current assets ..............................................           119,743            96,905
Property and equipment:
     Computer equipment and software ........................................            49,620            52,446
     Furniture and fixtures .................................................             2,327             2,784
     Leasehold improvements .................................................             6,244             6,605
                                                                                 ----------------  ----------------
                                                                                         58,191            61,835
     Less--accumulated depreciation and amortization ........................            (7,940)          (12,529)
                                                                                 ----------------  ----------------
          Net property and equipment ........................................            50,251            49,306
Other assets:
     Intangibles, net (Note 3) ..............................................           128,926           134,423
     Investments in other companies .........................................            15,718            13,926
     Deposits and other .....................................................             5,584               473
                                                                                 ----------------  ----------------
          Total other assets, net ...........................................           150,228           148,822
                                                                                 ----------------  ----------------
          Total assets ......................................................    $      320,222    $      295,033
                                                                                 ================  ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................    $       20,248    $        3,911
     Accrued and other current liabilities ..................................             3,421             3,690
     Deferred revenues ......................................................             3,030             7,263
     Current portion of long-term liabilities ...............................            22,255            24,658
                                                                                 ----------------  ----------------
          Total current liabilities .........................................            48,954            39,522
Long-term liabilities .......................................................            10,348             7,150
                                                                                 ----------------  ----------------
          Total liabilities .................................................            59,302            46,672

Commitments and contingencies (Note 4)
Stockholders' equity:
     Common stock: $0.01 par value; 190,000,000 shares authorized; 66,686,238
       and 70,152,939 shares issued and outstanding, respectively ...........               667               702
     Additional paid-in capital .............................................           414,667           436,305
     Deferred stock-based compensation ......................................            (4,390)           (3,362)
     Accumulated deficit ....................................................          (151,552)         (185,019)
     Accumulated other comprehensive income (loss) ..........................             1,528              (265)
                                                                                 ----------------  ----------------
          Total stockholders' equity ........................................           260,920           248,361
                                                                                 ----------------  ----------------
          Total liabilities and stockholders' equity ........................    $      320,222    $      295,033
                                                                                 ================  ================


     See accompanying notes to condensed consolidated financial statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                        Three Months Ended,
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                      2000              2001
                                                                                 ---------------- -----------------
                                                                                       (In thousands, except
                                                                                         per share amounts)

Revenues:
     Software licenses ......................................................    $           --   $        11,032
     Network access and service fees ........................................             3,431             3,465
     Advertising ............................................................               750             1,381
     Other ..................................................................               369               151
                                                                                 ---------------- -----------------
          Total revenues ....................................................             4,550            16,029
Cost of revenues ............................................................               313             2,178
                                                                                 ---------------- -----------------
Gross profit ................................................................             4,237            13,851
Operating expenses:
     Sales and marketing ....................................................             7,495            31,432
     Programming and development ............................................             1,460             3,160
     General and administrative .............................................             4,755            11,631
     Amortization of stock-based compensation ...............................             7,387             1,664
                                                                                 ---------------- -----------------
          Total operating expenses ..........................................            21,097            47,887
                                                                                 ---------------- -----------------
Operating loss ..............................................................           (16,860)          (34,036)
Other income:
     Interest income, net ...................................................             1,192               569
                                                                                 ---------------- -----------------
          Total other income ................................................             1,192               569
                                                                                 ---------------- -----------------
Net loss before benefit for income taxes ....................................           (15,668)          (33,467)
Benefit for income taxes ....................................................                --                --
                                                                                 ---------------- -----------------
Net loss  ...................................................................    $      (15,668)  $       (33,467)
                                                                                 ================ =================

Net loss per share:
     Basic ..................................................................    $        (0.27)  $         (0.49)
                                                                                 ================ =================
     Diluted ................................................................    $        (0.27)  $         (0.49)
                                                                                 ================ =================

Weighted average shares outstanding:
     Basic ..................................................................            59,017            68,677
                                                                                 ================ =================
     Diluted ................................................................            59,017            68,677
                                                                                 ================ =================


     See accompanying notes to condensed consolidated financial statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Three Months Ended,
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                      2000              2001
                                                                                 ---------------- -----------------
                                                                                          (In thousands)

Cash flows from operating activities:
   Net loss..................................................................    $      (15,668)  $       (33,467)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization ..........................................             1,024            12,395
     Amortization of stock-based compensation ...............................             7,387             1,664
     Imputed interest .......................................................                --               452
     Provision for doubtful accounts ........................................               185             1,930
     Non-cash sales and marketing expense ...................................                --            14,845
     (Increase) decrease in:
        Trade accounts receivable ...........................................            (2,872)           (5,776)
        Other receivables ...................................................               (80)             (608)
        Prepaid expenses and other current assets ...........................              (736)           (2,941)
     Increase (decrease) in:
        Accounts payable ....................................................            (1,267)           (1,299)
        Accrued and other current liabilities ...............................              (189)              269
        Deferred revenues ...................................................               605             3,597
                                                                                 ---------------- -----------------
          Net cash used in operating activities .............................           (11,611)           (8,939)
                                                                                 ---------------- -----------------

Cash flows from investing activities:
   Purchase of property and equipment .......................................            (8,392)          (17,140)
   Investments in debt and equity securities ................................            (2,001)           (1,000)
   Proceeds from repayment of debt securities ...............................                --             1,000
   Acquisitions, net of cash acquired .......................................                --               (41)
   Marketing and technology development agreement ...........................           (25,000)               --
   Other assets .............................................................               123            (4,062)
                                                                                 ---------------- -----------------
          Net cash used in investing activities .............................           (35,270)          (21,243)
                                                                                 ---------------- -----------------

Cash flows from financing activities:
   Issuance of common stock, net ............................................           152,587             1,837
   Repayment of long-term obligations .......................................                --            (3,127)
                                                                                 ---------------- -----------------
          Net cash provided by (used in) financing activities ...............           152,587            (1,290)
                                                                                 ---------------- -----------------
Increase (decrease) in cash and cash equivalents ............................           105,706           (31,472)

Cash and cash equivalents:
     Beginning of period ....................................................            30,356            86,335
                                                                                 ---------------- -----------------
     End of period ..........................................................    $      136,062   $        54,863
                                                                                 ================ =================


Non-cash investing and financing activities:
   Issuance of common stock for Stratton Warren acquisition .................    $           --   $         9,000
   Obligations under capital leases .........................................    $           --   $         1,354
   Obligations under marketing and technology development agreements ........    $       40,512   $            --
   Warrants issued under long-term marketing and technology development
     agreements .............................................................    $       25,800   $            --

     See accompanying notes to condensed consolidated financial statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of PurchasePro.com, Inc. and its subsidiaries, Hospitality Purchasing Systems, Inc., dba ProPurchasing Systems ("PPS") and Stratton Warren Software, Inc. ("Stratton Warren"), since its acquisition on January 16, 2001, (collectively, the Company) for the three months ended March 31, 2000 and 2001, included herein, have been prepared by the Company in conformity with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months ended March 31, 2000 and 2001. Certain reclassifications have been made to prior period financial statements to conform to the 2001 presentation, which have no effect on previously reported revenue or net income. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2001.

     All share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been restated to give effect to the two-for-one stock split that occurred on October 12, 2000.


(2)  REVENUE RECOGNITION

     The Company earns revenue from several sources. The nature and revenue recognition policy for each major source of revenue are as follows:

     SOFTWARE LICENSES: For software license revenue, the Company applies the provisions of SOP 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2. SOP 97-2 and 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For software licenses sold to resellers, the Company defers revenue recognition until the time the reseller delivers the software to the end user. Under the Company's standard reseller program, the Company has no obligation of future performance under licenses sold to resellers.

     If the Company provides other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized at the time the services are completed. Such contracts typically consist of professional services and are generally completed within 45 days of the software sale.

     During the three months ended March 31, 2001, the Company entered into software license and marketing agreements with two of its customers, whereby the Company has agreed to make available to these customers a certain number of its America Online, Inc. ("AOL") marketing impressions. Because the software and marketing arrangements were contemporaneous, they constitute multiple elements pursuant to SOP 97-2, resulting in deferral of revenue. The revenue from these arrangements will be recognized as impressions are delivered. Deferred revenue related to such arrangements was $4.1 million at March 31, 2001.

     NETWORK ACCESS AND SERVICE FEES: Network access and service fees consist of member subscription fees, transaction fees, hosting, maintenance, and other service fees. Network access fees, including subscription, hosting, and maintenance fees, are recognized over the term of the executed contracts. These fees are generally terminable at any time by a customer with 30 days notice. Subscription fees are recorded, net of any discounts, ratably over the subscription period and deferred revenues are recorded for amounts received before services are provided. Transaction fees are recognized in the period the transaction occurs.

     For software licensees who contract with the Company to host their marketplaces, hosting revenue is recognized over the period the hosting services are provided. Hosting contracts generally are terminable on 30-day notice and do not impact the license and maintenance agreement.

     ADVERTISING: Advertising revenues represent banner advertisements on the Company's public and private procurement networks and slotting fees for vendors designated as "preferred" or "exclusive" providers of a category of goods or services on the public procurement network. Advertising revenue is recognized over the term of the advertisements or slotting arrangements.

     OTHER: Other revenues represent website development, transaction and participation fees from group buying services and miscellaneous revenues. Other revenues are generally recognized as earned or as services are provided.


(3)  INTANGIBLE ASSETS

     At December 31, 2000 and March 31, 2001, intangible assets consisted of the following (in thousands):


                                               December 31,         March 31,
                                                  2000                2001
                                             ----------------   ----------------
                                                                  (unaudited)

AOL marketing and technology agreements .... $        92,518    $        92,823
Gateway training and marketing agreement ...          38,160             38,160
Capitalized software development costs .....           6,115             18,717
Goodwill and other intangibles .............             980              6,129
                                             ----------------   ----------------
                                                     137,773            155,829
Less - accumulated amortization ............          (8,847)           (21,406)
                                             ----------------   ----------------
   Net intangible assets ................... $       128,926    $       134,423
                                             ================   ================

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes the cost of internally developed software in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Capitalization of computer software development costs begins upon the establishment of technological feasibility of the product or enhancement. Also included in capitalized software development costs at March 31, 2001 is $8.5 million related to the fair value of internally developed software acquired from Stratton Warren. The fair value of the acquired Stratton Warren software was determined by an independent third-party appraisal.

     Amortization of capitalized computer software development costs generally begins when the products or enhancements are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally three years). The internally developed software acquired from Stratton Warren is being amortized on a straight-line basis over its estimated useful life of five years. Amortization of capitalized software development costs amounted to $74,000 and $571,000, for the three months ended March 31, 2000 and 2001, respectively.

     GOODWILL AND OTHER INTANGIBLES

     In connection with the acquisition of Stratton Warren, the Company recorded goodwill of $3.9 million, which represents the excess purchase price paid for the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over its estimated economic life of five years. Amortization of goodwill amounted to approximately $197,000 for the three months ended March 31, 2001.

     The Company also recorded $1.2 million in other intangible assets, representing the fair value of a non-competition and non-disclosure agreement related to the Stratton Warren acquisition. The fair value of the agreement was determined by an independent third-party appraisal. The non-compete asset is being amortized on a straight-line basis over the two year life of the contract. Amortization of the non-compete asset totaled approximately $150,000 for the three months ended March 31, 2001.


(4)  CONTINGENCIES

     The Company is involved in various routine legal proceedings incidental to its normal course of business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows. See Note 11 for a discussion of subsequent litigation.

In February 2001, All Creative Technologies, Inc. (the "Plaintiff") filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, Case No. A43337, against PurchasePro.com, Charles E. Johnson, Jr., the Company's former Chairman and CEO, and Ranel Erickson, the Company's former VP of Research and Development. The complaint alleges violations of the Nevada Racketeering, Influence and Corruption Act ("RICO"), misappropriation of trade secrets by Mr. Johnson and Mr. Erickson, unlawful acquisition of trade secrets by the Company, and breach of contract by Mr. Johnson. The complaint seeks compensatory damages in excess of $10,000 for each of the four causes of action, treble damages with respect to the civil RICO claim, and exemplary damages with respect to the unlawful acquisition of trade secrets, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although the Company is currently unable to predict the ultimate outcome of this lawsuit, the Company believes there is no merit to the suit and intends to vigorously defend this action.


(5)  STOCKHOLDERS' EQUITY

     COMMON STOCK AND STOCK OPTIONS

     During the three months ended March 31, 2001, the Company issued 1,049,912 shares of common stock upon exercises of options under the Company's stock option plans.

     COMMON STOCK WARRANTS

     In January 2001, AOL exercised its vested warrant rights and purchased 1,875,436 shares of common stock by surrendering warrants to purchase 736 shares through a cashless exercise. In April 2001, AOL exercised its remaining vested warrant rights and purchased 1,122,278 shares of common stock by surrendering warrants to purchase 1,550 shares through a cashless exercise. The warrants were earned by AOL under the amended November 2000 Warrant Agreement (see Note 10).

     In January 2001, the Company entered into an agreement with C3 Capital, LLC, ("C3") whereby C3 can earn warrants to purchase up to 1,100,000 shares of common stock for revenue generated from referrals. The exercise price for 550,000 of such shares is $11.00 and the exercise price for the remaining 550,000 of such shares is the market price at the time the shares are earned and vested. During the three months ended March 31, 2001, the Company recorded a charge of approximately $62,000, computed using the Black-Scholes option pricing model, for performance under the agreement.


(6)  DEFERRED STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through March 31, 2001, the Company recorded deferred stock-based compensation of $27.9 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options, which is generally two to five years.

     During the first quarter of 2001, the Company accelerated the stock option vesting period of one of its non-executive employees. As a result, the Company recorded deferred stock-based compensation of $636,000 for the difference at the new measurement date between the exercise price and the fair value of the common stock underlying the options.


(7)  NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

     Options to purchase 11,435,998 and 14,240,076 shares of common stock were outstanding at March 31, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

     Warrants to purchase 10,344,446 and 12,018,274 shares of common stock were outstanding at March 31, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.


(8)  COMPREHENSIVE LOSS

     Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted of unrealized gains and losses on securities classified as available-for-sale. The components of comprehensive income are as follows (in thousands of dollars):

                                                 Three Months Ended March 31,
                                                         (unaudited)
                                             -----------------------------------
                                                   2000               2001
                                             ----------------   ----------------

Net loss .................................   $      (15,668)    $      (33,467)
Unrealized loss on securities ............             (825)            (1,793)
                                             ----------------   ----------------
   Total comprehensive loss ..............   $      (16,493)    $      (35,260)
                                             ================   ================


(9)  STRATTON WARREN ACQUISITION

     On January 16, 2001, the Company completed its acquisition of all the outstanding stock of Stratton Warren, a company that designs and markets software for hotels, resorts, casinos, and other food service operations with purchasing, inventory and materials management requirements. Stratton Warren's principal assets include its intellectual property and software, in addition to numerous license and maintenance agreements with companies that license and use Stratton Warren's software. The total consideration for the acquisition consisted of:

     1. $1.5 million in cash, paid on October 30, 2000, plus $3.5 million used by Stratton Warren to redeem certain of its shares held by one of its two shareholders prior to completion of the acquisition. After redemption of this shareholder's shares, there was one remaining shareholder of Stratton Warren;

     2. $9.0 million in shares of common stock of the Company (which totaled 541,353 shares based on the closing price of the Company's common stock on January 16, 2001); and

     3. $500,000 in cash deposited in escrow to secure indemnification obligations of Stratton Warren's sole remaining shareholder to be distributed ninety days after the closing date. The escrow funds were disbursed on April 16, 2001.

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

     The transaction was accounted for using the purchase method of accounting and, accordingly, Stratton Warren's results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The following tables present the allocation of the purchase price, including professional fees related to the acquisition (in thousands):


Allocation of purchase price:                                    (unaudited)
   Cash and cash equivalents ...............................    $          459
   Trade accounts receivable, net ..........................             1,043
   Prepaid expenses and other current assets ...............                42
   Property and equipment ..................................               165
   Intangibles:
     Capitalized software development costs ................             8,490
     Goodwill and other intangibles:
        Goodwill ...........................................             3,949
        Non-compete and non-disclosure agreement ...........             1,200
   Deposits and other  .....................................               140
   Accounts payable ........................................               (35)
   Deferred revenues .......................................              (636)
   Long-term liabilities ...................................              (221)
                                                                ----------------
        Total purchase price ...............................    $       14,596
                                                                ================

Cash paid ..................................................    $        5,500
Common stock issued ........................................             9,000
Acquisition costs ..........................................                96
                                                                ----------------
        Total purchase price ...............................    $       14,596
                                                                ================


     The pro forma effects of the Stratton Warren acquisition on the Company's Consolidated Financial Statements were not material.

(10) AMERICA ONLINE TRANSACTIONS

     REVENUE

During the three months ended March 31, 2001, AOL referred customers to the Company, for which the Company recognized net software license revenue of $6.0 million. An additional $5.2 million of referred software license fees was deferred due to contemporaneous commitments by the Company to provide marketing or other services in future periods. The Company recognized commission expense related to the AOL referrals of $1.5 million, which was charged to sales and marketing expense. The Company also recognized $563,000 of advertising revenue during the quarter related to our revenue sharing arrangement with AOL. Including software license revenue referred to us by AOL, 41 percent of total revenues resulted from our relationship with AOL for the three months ended March 31, 2001.

     PREPAID ADVERTISING

     In January 2001, the Company entered into a Promotional Agreement with AOL Time Warner, Inc. (the "Agreement"), whereby the Company paid $5.0 million to AOL Time Warner for advertising across certain offline and television media through September 2001. The Company recorded the payment as prepaid advertising and is recognizing advertising expense as the advertising is delivered. Through March 31, 2001, approximately $2.1 million of this prepaid advertising had been expensed.

     WARRANTS

     During the three months ended March 31, 2001 the Company recorded non-cash sales and marketing expense of $10.0 million related to the issuance of stock warrants to AOL for revenue referrals. As of March 31, 2001, AOL had earned all performance-based warrants under the amended November 2000 Warrant Agreement. As of April 2001, AOL had exercised all warrant rights under the amended November 2000 Warrant Agreement.

     MARKETING AND TECHNOLOGY DEVELOPMENT AGREEMENTS

     The Company made a payment of $2.5 million to AOL during the three months ended March 31, 2001 related to its March 2000 Technology Development Agreement. The Company has five remaining quarterly payments of $2.5 million due under this obligation.

     The Company made a $507,000 payment to AOL during the three months ended March 31, 2001 related to the March 2000 Interactive Marketing Agreement. The Company made its scheduled $3.6 million payment to AOL in April 2001. The
Company has three remaining quarterly payments of $3.6 million due under this obligation.


(11) SUBSEQUENT EVENTS

     BAYBUILDER ACQUISITION

     In March 2001, the Company announced it had signed a definitive agreement to acquire Net Research, Inc., dba BayBuilder ("BayBuilder"), a provider of self-service strategic sourcing technology for Fortune 1000 companies. On April 20, 2001, the Company completed the acquisition of BayBuilder for $3.0 million in cash and $5.5 million in common stock. The transaction will be accounted for using the purchase method of accounting, with the purchase price allocated based on the fair values of the net assets acquired.

     CLASS ACTION LAWSUITS

     Several class action suits have been filed against us and a number of our current or former officers and directors in the United States District Court for the District of Nevada, the first of which was filed on April 26, 2001. The lawsuits allege certain violations of federal securities laws, and seek damages on behalf of a class of shareholders who purchased our common stock during defined periods. We believe that the claims in the lawsuits are without merit and intend to defend against them vigorously.


(12) RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, as a replacement for SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not anticipate that the adoption of SFAS No. 140 will have a material effect on its consolidated financial position or results of operation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three months ended March 31, 2000 and 2001, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the Company's December 31, 2000 Annual Report on Form 10-K filed with the SEC.

     This quarterly report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at "Risks and Uncertainties" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report. Readers should carefully review the risk factors described in this report, and other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Quarterly Reports on Form 10-Q we file in fiscal 2001.


OVERVIEW

     We are a provider of business-to-business electronic commerce products and services. We license our software products to businesses that own and operate their own on-line marketplaces for conducting electronic commerce. We also operate an on-line global marketplace that provides businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet. We also develop and host private labeled on-line marketplaces using our products and services that can connect to our public global marketplace. There are approximately 160,000 businesses with the capability to access and use marketplaces we power, including our global marketplace.


RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of total net revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the financial statements and notes thereto.


                                                                                     Three Months Ended March 31,
                                                                                              (unaudited)
                                                                                 ----------------------------------
                                                                                       2000              2001
                                                                                 ----------------  ----------------

Revenues:
     Software licenses ......................................................               --  %           68.8  %
     Network access and service fees ........................................             75.4              21.6
     Advertising ............................................................             16.5               8.6
     Other ..................................................................              8.1               1.0
                                                                                 ----------------  ----------------
         Total revenues .....................................................            100.0             100.0
Cost of revenues ............................................................              6.9              13.6
                                                                                 ----------------  ----------------
Gross profit ................................................................             93.1              86.4
Operating expenses:
     Sales and marketing ....................................................            164.7             196.1
     Programming and development ............................................             32.1              19.7
     General and administrative .............................................            104.5              72.5
     Amortization of stock-based compensation ...............................            162.4              10.4
                                                                                 ----------------  ----------------
         Total operating expenses ...........................................            463.7             298.7
                                                                                 ----------------  ----------------
Operating loss ..............................................................           (370.6)           (212.3)
Other income ................................................................             26.2               3.5
                                                                                 ----------------  ----------------
Net loss ....................................................................           (344.4) %         (208.8) %
                                                                                 ================  ================


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 2001

     REVENUES. Our revenues are grouped into four categories. Software licenses are for marketplace licenses sold. Network access and service fees include subscription fees and transaction fees charged for access to our global marketplace, application service fees for branded marketplaces we power for our customers, maintenance fees for on-going software license maintenance, hosting fees for those customers who have licensed our software products and have contracted for our hosting services and professional fees for setting up marketplaces. Advertising fees include fees for advertising on our global marketplace. Other revenues include fees generated by our purchasing aggregator subsidiary, PPS, and other ancillary services.

     Our net revenues increased from $4.6 million for the three months ended March 31, 2000, to $16.0 million for the three months ended March 31, 2001. Substantially all of this increase resulted from growth in our software license fees. Software license revenue increased from $0 to $11.0 million for the three months ended March 31, 2000 and 2001, respectively. During the three months ended March 31, 2001 we recognized net software license revenue of $6.0 million related to referrals from AOL. Our network access and service fee revenue increased slightly from $3.4 million to $3.5 million for the three months ended March 31, 2000 and 2001, respectively. Advertising revenues increased from $750,000 to $1.4 million for the three months ended March 31, 2000 and 2001, respectively. The increase relates to increased participation in our preferred supplier program, as well as our portion of advertising fees generated on the AOL network. During the three months ended March 31, 2000, one customer accounted for 49 percent of net revenues. During the three months ended March 31, 2001, one customer accounted for 22 percent of net revenue and two customers each accounted for 12 percent of net revenues. During the same period, AOL accounted for 4 percent of net revenues. Including software license revenue referred to us by AOL, 41 percent of our revenues resulted from our relationship with AOL for the three months ended March 31, 2001. We anticipate that revenues from our AOL relationship will constitute a substantial portion of our revenues for the foreseeable future.

     During the three months ended March 31, 2001, we entered into software license and marketing agreements with two of our customers, whereby we have agreed to make available to these customers a certain number of our AOL marketing impressions. Because the software and marketing arrangements were contemporaneous, they constitute multiple elements pursuant to SOP 97-2, resulting in deferral of revenue. The revenue from these arrangements will be recognized as impressions are delivered. Deferred revenue related to such arrangements was $4.1 million at March 31, 2001.

     COST OF REVENUES. Our cost of revenues consists primarily of costs for operating the public and private marketplace networks and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues increased from $313,000 to $2.2 million for the three months ended March 31, 2000 and 2001, respectively. The increase was primarily the result of the increase in personnel in our customer service and project management departments. Expenses related to personnel costs increased from $205,000 to $1.5 million for the three months ended March 31, 2000 and 2001, respectively. Other items also contributing to the increase between periods were software/hardware maintenance and ISP costs. We expect that our cost of revenues will increase, but will remain relatively constant as a percentage of revenues in future periods.

     SALES AND MARKETING. Our sales and marketing expenses are comprised primarily of strategic non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. During the three months ended March 31, 2001, we recognized non-cash charges of $14.8 million related to the issuance of warrants to our strategic marketing partners. The warrants were issued in connection with revenue generated by, or services provided by, our strategic marketing partners. Exclusive of the non-cash charges, sales and marketing expenses increased from $7.5 million to $16.6 million for the three months ended March 31, 2000 and 2001, respectively. This increase is primarily attributable to the amortization of our strategic marketing asset and commissions to AOL. Included in sales and marketing expense for the three months ended March 31, 2001 is $1.5 million of commission expense related to payments made to AOL for software license revenue referrals, and $2.1 million of advertising expense related to a prepaid AOL Promotional Agreement. We expect that our sales and marketing expenses will decrease, both in absolute dollars and as a percentage of net revenues, as a result of the elimination of non-cash AOL warrant charges under the strategic marketing partner agreement.

     PROGRAMMING AND DEVELOPMENT. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses increased from $1.5 million to $3.2 million for the three months ended March 31, 2000 and 2001, respectively. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $1.2 million to $2.2 million for the three months ended March 31, 2000 and 2001, respectively. Also contributing to the increase is an increase in repair and maintenance costs and amortization of capitalized software development costs. A portion of our personnel costs are capitalized and will be amortized over the life of the software asset. We expect that our programming and development expenses will increase in absolute dollars as we anticipate continuing to develop and enhance our network capabilities, but remain relatively constant as a percentage of net revenues.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. Including goodwill amortization, our general and administrative expenses increased from $4.8 million to $11.6 million for the three months ended March 31, 2000 and 2001, respectively. The increase is primarily attributable to an increase in depreciation and amortization. Depreciation and amortization increased from $934,000 to $5.0 million for the three months ended March 31, 2000 and 2001, respectively, mainly related to additions of computer equipment and leasehold improvements. Additionally, the increase is attributable to the increased size of our executive and administrative staff and operating facilities, and increased bad debt expense. Expenses related to our general and administrative staff increased from $1.3 million to $1.9 million for the three months ended March 31, 2000 and 2001, respectively. Facilities costs increased from $775,000 to $1.2 million for the three months ended March 31, 2000 and 2001, respectively, as a result of the expansion of our corporate location. Other general and administrative expenses increased as a result of a larger amount charged to our allowance for doubtful accounts. The charge for doubtful accounts totaled $185,000 for the three months ended March 31, 2000, as compared to $1.9 million for the three months ended March 31, 2001. The increase corresponds primarily to the increase in our revenues. We expect that our general and administrative expenses will increase, but remain relatively constant as a percentage of net revenues.

     AMORTIZATION OF STOCK-BASED COMPENSATION. During the three months ended March 31, 2000 and 2001, we charged $18.3 million and $636,000, respectively, of deferred stock-based compensation to stockholder's equity in connection with certain stock options granted to employees. The deferred stock-based compensation is being amortized over the vesting periods of the related options. Amortization of deferred stock-based compensation totaled $7.4 million and $1.7 million, respectively, during the same periods.

     OTHER INCOME (EXPENSE). Interest income decreased from $1.2 million to $1.0 million for the three months ended March 31, 2000 and 2001, respectively. The decrease resulted from lower average cash balances during the quarter. Our interest expense increased from $0 to $477,000 for the three months ended March 31, 2000 and 2001, respectively. The increase resulted primarily from imputed interest on long-term payment obligations.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the three months ended March 31, 2000 and 2001, we used $11.6 million and $8.9 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities. For the three months ended March 31, 2001 our cash used in operating activities included an increase in our trade accounts receivable of $5.8 million. The increase is primarily attributable to billings under terms of our software license contracts entered into during the quarter. Prepaid expenses also increased by $2.9 million, for the three months ended March 31, 2001, related to the prepaid AOL Promotion Agreement.

     For the three months ended March 31, 2000 and 2001, we used cash totaling $35.3 million and $21.2 million, respectively, in our investing activities. Net cash used in investing activities for the three months ended March 31, 2000 includes a $25.0 million payment made to AOL in March 2000 under our marketing and technology development agreements. Net cash used in investing activities for the three months ended March 31, 2001 consists primarily of expenditures for software, computers and related equipment purchases, as well as capitalized software development costs. Our investing activities for the three months ended March 31, 2001, also include the acquisition of Stratton Warren.

     Net cash provided by financing activities for the three months ended March 31, 2000 was $152.6 million. The cash provided includes the net proceeds of our follow-on public offering on February 10, 2000. Net cash used in financing activities for the three months ended March 31, 2001 was $1.3 million, which includes payments of $3.0 million to AOL under our marketing and technology development agreements, offset by proceeds of $1.8 million for the exercise of employee stock options.

     As of March 31, 2001, our principal source of liquidity was approximately $82.9 million of cash and cash equivalents, and net trade accounts receivable. We believe that we have sufficient cash and cash equivalents, and net trade receivables to fund our operating and investing activities for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations.


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

     o    timing of the recognition of revenue for large contracts;

     o    intense and increased competition;

     o    introductions of new products, services or enhancements;

     o    our ability to control costs;

     o our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

     o changes in our pricing policies and business model or those of our competitors;

     o    integration of our recent and any future acquisitions;

     o success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;

     o    customer budget cycles and changes in these budget cycles; and

     o    general economic factors, including an economic slowdown or recession.

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

     We expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research, programming and development, develop new partnerships, make tenant improvements to our facilities, increase our professional services and support capabilities and improve our operational and financial systems. Also, our amortization of stock-based compensation and amortization of goodwill and other intangible assets will fluctuate based on our acquisition activity. Moreover, any non-cash expenses related to the issuance of warrants to purchase our common stock could fluctuate significantly as a result of fluctuations in the fair market value of our common stock. If our revenues do not increase along with these expenses or if we experience significant fluctuations in non-cash expenses related to these warrants, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.

WE DEPEND HEAVILY ON OUR STRATEGIC RELATIONSHIPS WITH OUR PARTNERS, INCLUDING AMERICA ONLINE.

     We have  formed  strategic  relationships  with  several  companies  with a strategy to leverage the customer bases and vendor relationships of our strategic partners for both software sales and increased membership in marketplaces we power. There is no guarantee that these alliances will be successful in creating a larger market for our product and services offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

     We depend on AOL, both directly and as a source of referrals and other indirect sales to customers, for a substantial portion of our revenues, and revenues from our AOL relationship may constitute a substantial portion of our revenues for the foreseeable future. If AOL is unable to generate substantial revenues for us in the future or if our relationship with AOL proves unsuccessful or deteriorates, our business, operating results and financial position would be seriously harmed. For a discussion of the business terms of our relationship with AOL, see Note 10 to the Condensed Consolidated Financial Statements above, as well as "PurchasePro.com, Inc. and Subsidiary Notes to Consolidated Financial Statements - Note (3) - Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC.

CHANGES IN ACCOUNTING STANDARDS COULD ADVERSELY AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS.

     The application of accounting standards to the technology industry, and more specifically, the e-commerce software industry, may change. The impact of changes in the application of accounting standards can not be determined given that accounting standards are continually modified as changes occur in the business environment. We have engaged in transactions with some of our strategic partners comprising more than one element, such as sales of our products and the issuance of equity instruments such as warrants to purchase our common stock. The Emerging Issues Task Force ("EITF") of the FASB is currently addressing a number of issues surrounding the accounting for multiple-element arrangements. If changes in existing accounting practices result from the conclusions reached by the EITF, these changes could affect our future operating results.

WE ARE INVOLVED IN CLASS ACTION SUITS AND CANNOT PREDICT THEIR OUTCOME.

     We are involved in shareholder litigation as described in Note 11 of the condensed consolidated financial statements. The outcome of these lawsuits and any other suits in which we may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH MAY GIVE RISE TO ADDITIONAL SECURITIES CLASS ACTION LITIGATION.

     Our stock price has fluctuated dramatically. The market price of the common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

     o    variations in our quarterly operating results;

     o    announcements   that  our  revenue  or  income  are  below   analysts'
          expectations;

     o    changes  in  analysts'   estimates  of  our  performance  or  industry
          performance;

     o    changes in market valuations of similar companies;

     o    sales of large blocks of our common stock;

     o    announcements  by us or  our  competitors  of  significant  contracts,
          acquisitions,   strategic  partnerships,  joint  ventures  or  capital
          commitments;

     o loss of a major customer or failure to complete significant license transactions;

     o    loss of a major strategic partner;

     o    additions or departures of key personnel; and

     o fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

     Furthermore, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been, and may in the future be, the target of similar litigation. Securities litigation could result in substantial costs and damaging publicity and may divert management's attention and resources, which could seriously harm our business.

OUR  LIMITED  OPERATING  HISTORY  MAKES IT  DIFFICULT  TO  EVALUATE  OUR  FUTURE
PROSPECTS.

     We began operations in October 1996, and our business model and our ability to generate profits is unproven. We have entered into the majority of our contracts and significant relationships only within the last 31 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market, including risks associated with our recent acquisitions. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES, AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

     We have never been profitable. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996, and as of March 31, 2001, we had an accumulated deficit of $185.0 million. Moreover, we expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues to achieve profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

WE FACE INTENSE COMPETITION IN THE BUSINESS-TO-BUSINESS E-COMMERCE MARKET, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY.

     The business-to-business e-commerce market is rapidly evolving and intensely competitive, which is expected to continue into the foreseeable future. This increased competition may result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. In addition to competition from several e-commerce trade communities, we also encounter competition from software providers such as Ariba and Commerce One. Further, we expect that additional companies will offer competing e-commerce products and services in the future. Barriers to entry are minimal, and competitors may develop and begin offering similar services. In the future, we may encounter competition from companies such as Microsoft, Peoplesoft, Oracle and SAP, as well as from our current customers, members and partners. Many of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. As a result, our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and may devote substantially more resources to product development. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. Our business could be severely harmed if we are not able to compete successfully against current or future competitors.

WE MAY NOT BE ABLE TO CONTINUOUSLY ENHANCE OUR PRODUCTS AND SERVICES.

     Our future success will depend on our ability to enhance our software products, and to continue to develop and introduce new products and services that keep pace with competitive introductions and technological developments, satisfy diverse and evolving member requirements, and otherwise achieve market acceptance. Any failure by us to anticipate or respond adequately to changes in technology and member preferences, or any significant delays in our development efforts, could make our products and services unmarketable or obsolete. We may not be successful in developing and marketing quickly and effectively future versions or upgrades of our software, or offer new products or services that respond to technological advances or new market requirements. In developing new products and services, we may:

     o fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

     o encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

     o experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services;

     o experience deferrals in orders in anticipation of new products or releases of our e-marketplace software; or

     o fail to develop new products and services that adequately meet the needs of the marketplace or achieve market acceptance.

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

     o    businesses   may  not  be  able  to  implement   e-commerce   software
          applications;

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

     Even if the Internet is widely adopted as a means of commerce, the adoption of our products and services, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of a new
approach.  In  addition,   companies  that  have  already  invested  substantial
resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our products and services. Furthermore, our global marketplace operates as an open bidding process allowing buyers to instantaneously compare the prices of suppliers. In some instances, suppliers have been reluctant to join or continue as members of our customers'
marketplaces and our global marketplace and participate in an open bidding process because of the increased competition and comparisons this environment creates. We must add and retain a substantial number of smaller to medium sized businesses as members.

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

     Continued implementation of our business plan requires an effective planning and management process. Our business will suffer dramatically if we do not effectively manage our growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and to continue to expand, train and manage our workforce, all of which may be inadequate to support future operations. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We have grown from eight employees in January 1997 to 573 employees as of March 31, 2001. In addition, we plan to continue to add to our sales and marketing, customer support and product development personnel. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

IF WE ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS AND TECHNOLOGIES TO GROW OUR BUSINESS, SUCH ACQUISITIONS MAY NOT BE SUCCESSFUL.

     We recently acquired Stratton Warren and BayBuilder, and we may acquire additional businesses, products and technologies that complement or augment our existing businesses, services and technologies. We currently are integrating Stratton Warren, which could prove unsuccessful, as could our integration of BayBuilder. Moreover, if we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. The inability to integrate any newly acquired entities or technologies effectively could harm our operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To finance any acquisitions, we may need to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and, in the case of equity financing, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our business strategy successfully.

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

UNKNOWN DEFECTS IN OUR SOFTWARE COULD RESULT IN SERVICE AND DEVELOPMENT DELAYS.

     Our products and services, including the operation of our customers' marketplaces and our global marketplace, depend on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current products or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could severely harm our business. In the past, we have missed internal software development and enhancement deadlines. Some of our contracts contain software enhancement and development milestones. If we are unable to meet these milestones, whether or not the failure is attributable to us or a third party, we may be in breach of our contractual obligations. Such a breach could damage our reputation, lead to termination of the contract, and adversely affect our business.

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

OUR SALES CYCLE FOR OUR MARKETPLACE SOLUTIONS COULD CAUSE DELAYS IN REVENUE GROWTH.

     Our sales cycle for a complete marketplace solution typically takes three to six months to complete and varies from contract to contract, but can be even longer for some contracts. Lengthy sales cycles could delay our generation of revenues from other services we provide to operate marketplaces for customers, including hosting and maintenance services. Our sales cycle for our marketplace products and services could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer, the potential customer's concern about establishing business practices and conducting business in new ways, and the level of competition that we encounter in our selling activities. Additionally, because the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In addition, we believe that the purchase of our products by a marketplace owner is often discretionary and generally involves a significant commitment of capital and other resources by the customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer's organization. Our sales cycle can be further extended for product sales made through third parties, including our resellers.

IF OUR INTELLECTUAL PROPERTY PROTECTION IS INADEQUATE, COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY AND UNDERMINE OUR COMPETITIVE POSITION, CAUSING US TO LOSE MEMBERS.

     We regard our copyrights, service marks, trademarks, patents, trade secrets and similar intellectual property important to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights. We cannot assure you that any of our proprietary rights will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving. Despite our precautions, unauthorized third parties may copy certain portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2001, we held approximately $41.7 million of cash equivalents that included various short-term marketable securities. We also held $3.3 million in convertible notes. Given the nature of our investments, we do not expect an immediate 10 percent change in interest rates would have a material impact on our financial condition, results of operations or cash flows.

     We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings incidental to our normal course of business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

In February 2001, All Creative Technologies, Inc. (the "Plaintiff") filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, Case No. A43337, against PurchasePro.com, Charles E. Johnson, Jr., the Company's former Chairman and CEO, and Ranel Erickson, the Company's former VP of Research and Development. The complaint alleges violations of the Nevada Racketeering, Influence and Corruption Act ("RICO"), misappropriation of trade secrets by Mr. Johnson and Mr. Erickson, unlawful acquisition of trade secrets by the Company, and breach of contract by Mr. Johnson. The complaint seeks compensatory damages in excess of $10,000 for each of the four causes of action, treble damages with respect to the civil RICO claim, and exemplary damages with respect to the unlawful acquisition of trade secrets, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe there is no merit to the suit and intend to vigorously defend this action.

     Several class action suits have been filed against us and a number of our current or former officers and directors in the United States District Court for the District of Nevada, the first of which was filed on April 26, 2001. The lawsuits allege certain violations of the federal securities laws, and seek damages on behalf of a class of shareholders who purchased our common stock during defined periods. We believe that the claims in the lawsuit are without merit and intend to defend against them vigorously.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2001, we granted options to purchase 869,500 shares of common stock to employees and certain directors of the Company under our 1999 Stock Option Plan. During the three months ended March 31, 2001, employees, consultants or other service providers of the Company exercised options to purchase 1,049,912 shares of common stock. During the three months ended March 31, 2001, one warrant holder exercised its warrant rights and purchased 1,875,436 shares of common stock by surrendering warrants to purchase 736 shares through a cashless exercise.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

   Exhibit
   Number                                 Description
--------------    --------------------------------------------------------------
2.1               Stratton Warren Software,  Inc. Stock Purchase  Agreement
                  dated October 30, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 31, 2001).

2.2 Agreement and Plan of Reorganization, dated as of March 5, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001 and filed as Exhibit 2.1).

2.3 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 17, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001 and filed as Exhibit 2.2).

2.4 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of April 20, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the

                  Company's Current Report on Form 8-K, filed May 7, 2001 and filed as Exhibit 2.3).

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

4.1               Form of Common Stock Certificate. +

10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers. +

10.2* 1998 Stock Option and Incentive Plan and forms of agreements thereunder. +

10.3* 1999 Stock Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01865) and by reference to the Company's Definitive Proxy Statement, filed June 15, 2000).

10.4*             Letter of Employment between Registrant and Charles E.
                  Johnson, Jr. +

10.5*             Letter of Employment between Registrant and Robert G. Layne. +

10.6 Warrant dated as of July 22, 1999, by and between Registrant and Office Depot, Inc. +

10.7*             Letter of Employment between Registrant and Richard Moskal. ++

10.8 Warrant Purchase Agreement dated November 29, 1999 by the Company and Sprint Communication Company L.P. ++

10.9 Warrant to Purchase Common Stock of the Company dated November 1999 (issued to Sprint Communications, L.P.). ++

10.10 Amendment to Warrant to Purchase Common Stock of the Company dated December 6, 1999 (by Sprint).++

10.11             AOL Technology Development Agreement.  **

10.12             AOL Interactive Marketing Agreement. ** ##

10.13 Advanstar Warrant Agreement Amendment No. 1 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14 Training and Management Services Agreement by and between the Company and Gateway Companies Inc., dated September 29, 2000.
                  *** ##

10.15             Warrant Agreement by and between the Company and Gateway
                  Companies, Inc.***

10.16             Warrant Agreement by and between the Company and Gateway
                  Companies, Inc.***

10.17             Warrant Agreement by and between the Company and Gateway
                  Companies, Inc.***

10.18             AOL Amended and Restated Warrant Agreement dated
                  November 18, 2000. +++

10.19             AOL Bulk Subscription Sales Agreement dated
                  December 1, 2000. +++

10.20 E-MarketPro Amended and Restated Assignment Agreement dated November 3, 2000. +++

10.21             AuctioNet.com, Inc. License Agreement dated
                  December 29, 2000. +++

10.22             BroadVision PurchasePro Master Agreement dated
                  December 19, 2000. +++#

10.23*            Employment Agreement between the Company and
                  Jeffrey Anderson. +++

10.24*            Employment Agreement between the Company and
                  James P. Clough. +++

10.25*            Employment Agreement between the Company and
                  Joseph Michael Kennedy. +++

10.26*            Employment Agreement between the Company and
                  Shawn P. McGhee. +++

10.27 Referral Agreement by and between the Company and C3 Capital, LLC.

10.28 Warrant Agreement by and between the Company and C3 Capital, LLC.

10.29 Warrant Agreement by and between the Company and C3 Capital, LLC.

-----------------

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01865).

++ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-92303).

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

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


     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the first quarter of 2001:

   Date of Filing                             Description
---------------------     ------------------------------------------------------

January 31, 2001          Item 2 and 7, Acquisition or Disposition of Assets--
                          PurchasePro completes acquisition of Stratton Warren.

March 12, 2001            Item 5, Other Events--PurchasePro's chairman and chief
                          executive officer, Charles E. Johnson, Jr., enters into a written stock-selling plan in accordance with SEC Rule 10b5-1.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PURCHASEPRO.COM, INC.


Date: May 25, 2001      By:   /s/ Scott H. Miller
                           -------------------------------------------------
                              Senior Vice President - Finance and
                              Chief Accounting Officer