Form 10-Q
period 2001-06-30
PURCHASEPRO COM INC
filed 2001-08-15
CIK 1087831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

   ___ TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

                           7690 WEST CHEYENNE AVENUE,
                             LAS VEGAS, NEVADA 89129
               (Address of principal executive offices) (Zip Code)

                                 (702) 316-7000
              (Registrant's telephone number, including area code)

                         3291 North Buffalo Dr., Suite 2
                             Las Vegas, Nevada 89129
 (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 73,084,873 as of August 10, 2001.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX



PART I.         FINANCIAL INFORMATION                               PAGE

Item 1.         Quarterly Financial Statements

                Condensed Consolidated Balance Sheets at
                December 31, 2000 and June 30, 2001 (unaudited)     3

                Condensed Consolidated Statements of Operations
                for the Three Months and Six Months Ended
                June 30, 2000 (unaudited) and June 30, 2001
                (unaudited)                                         4

                Condensed Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2000
                (unaudited) and June 30, 2001 (unaudited)           5

                Notes to Condensed Consolidated Financial
                Statements (unaudited)                              6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations      13

Item 3.         Quantitative and Qualitative Disclosures           29
                About Market Risk

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                  30

Item 2.         Changes in Securities and Use of Proceeds          30

Item 6.         Exhibits and Reports on Form 8-K                   30

                SIGNATURES                                         33


PART I. FINANCIAL INFORMATION
Item 1.  Quarterly Financial Statements

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             DECEMBER 31,    JUNE 30,
                                                                                 2000          2001
                                                                             ------------   ---------
                                                                                            (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                               $  86,335      $  34,547
     Trade accounts receivable, net of allowance for doubtful
      accounts of $2,471 and $6,717, respectively                               23,171          5,263
     Other receivables                                                             859            580
     Prepaid expenses and other current assets                                   9,378          3,573
                                                                             ---------      ---------
          Total current assets                                                 119,743         43,963
Property and equipment:
     Computer equipment and software                                            49,620         53,306
     Furniture and fixtures                                                      2,327          3,294
     Leasehold improvements                                                      6,244          6,975
                                                                             ---------      ---------
                                                                                58,191         63,575
     Less--accumulated depreciation and amortization                           (7,940)       (17,312)
                                                                             ---------      ---------
          Net property and equipment                                            50,251         46,263
Other assets:
     Intangibles, net (Note 4)                                                 123,410        107,705
     Capitalized software development costs, net                                 5,516         33,993
     Investments in other companies                                             15,718          4,077
     Deposits and other                                                          5,584            455
                                                                             ---------      ---------
          Total other assets, net                                              150,228        146,230
                                                                             ---------      ---------
          Total assets                                                       $ 320,222      $ 236,456
                                                                             =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  20,248      $   3,527
     Accrued and other current liabilities                                       3,421          9,735
     Deferred revenues                                                           3,030          2,064
     Current portion of long-term liabilities                                   22,255         21,093
                                                                             ---------      ---------
           Total current liabilities                                            48,954         36,419
Long-term liabilities                                                           10,348          5,186
                                                                             ---------      ---------
          Total liabilities                                                     59,302         41,605

Commitments and contingencies (Note 6)
Stockholders' equity:
     Common stock: $0.01 par value; 190,000,000 shares authorized;
      66,686,238 and 73,084,873 shares issued and outstanding, respectively        667            731
      Additional paid-in capital                                               414,667        443,203
     Deferred stock-based compensation                                          (4,390)        (3,105)
     Accumulated deficit                                                      (151,552)      (246,081)
     Accumulated other comprehensive income (loss)                               1,528            103
                                                                             ---------      ---------
          Total stockholders' equity                                           260,920        194,851
                                                                             ---------      ---------
          Total liabilities and stockholders' equity                         $ 320,222      $ 236,456
                                                                             =========      =========

     See accompanying notes to condensed consolidated financial statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended,     Six Months Ended,
                                                                 June 30,               June 30,
                                                         ----------------------  ----------------------
                                                           2000        2001        2000        2001
                                                         ----------  ----------  ----------  ----------

                                                             (In thousands, except per share amounts)
Revenues:
     Software licenses                                   $    1,485  $    4,518  $    1,485  $   15,550
     Network access and service fees                          4,831      11,125       8,262      14,590
     Advertising                                                704         815       1,454       2,196
     Other                                                    2,494         326       2,863         477
                                                         ----------  ----------  ----------  ----------
         Total revenues                                       9,514      16,784      14,064      32,813
Cost of revenues                                                700       2,560       1,013       4,738
                                                         ----------  ----------  ----------  ----------
Gross profit                                                  8,814      14,224      13,051      28,075
Operating expenses:
     Sales and marketing (including stock based
      compensation costs of $504, $1,072,
      $1,008, and $1,466; and warrant charges
      of $0, $4,770, $0, and $19,614)                        10,189      22,008      18,188      53,834
     Programming and development (including
      stock-based compensation costs of $73,
      $54, $146, and $555)                                    1,829       4,085       3,362       7,746
     General and administrative (including stock-
      based compensation costs of $4,473,
      $1,148, $11,283, and $1,917)                           10,192      27,202      21,757      39,602
     Asset impairments and abandonments                        --        17,800        --        17,800
     Employee termination benefits and other                   --         4,380        --         4,380
                                                         ----------  ----------  ----------  ----------
          Total operating expenses                           22,210      75,475      43,307     123,362
                                                         ----------  ----------  ----------  ----------
Operating loss                                              (13,396)    (61,251)    (30,256)    (95,287)
Other income:
     Interest income, net                                     1,242         189       2,434         758
                                                         ----------  ----------  ----------  ----------
         Total other income                                   1,242         189       2,434         758
                                                         ----------  ----------  ----------  ----------
Net loss before benefit for income taxes                    (12,154)    (61,062)    (27,822)    (94,529)
Benefit for income taxes                                       --          --          --           --
                                                         ----------  ----------  ----------  ----------
Net loss                                                 $  (12,154) $  (61,062) $  (27,822) $  (94,529)
                                                         ==========  ==========  ==========  ==========

Net loss per share:
     Basic                                               $    (0.19) $    (0.84) $    (0.46) $    (1.34)
                                                         ==========  ==========  ==========  ==========
     Diluted                                             $    (0.19) $    (0.84) $    (0.46) $    (1.34)
                                                         ==========  ==========  ==========  ==========

Weighted average shares outstanding:
     Basic                                                   63,414      72,349      59,891      70,400
                                                         ==========  ==========  ==========  ==========
     Diluted                                                 63,414      72,349      59,891      70,400
                                                         ==========  ==========  ==========  ==========



    See accompanying notes to condensed consolidated financial statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED,
                                                                                               JUNE 30,
                                                                                   ----------------------------
                                                                                       2000             2001
                                                                                   -----------      -----------
                                                                                             (In thousands)
Cash flows from operating activities:
   Net loss                                                                        $   (27,822)     $   (94,529)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                       2,458           25,539
     Amortization of stock-based compensation                                           12,437            3,938
     Imputed interest                                                                      559              826
     Provision for doubtful accounts                                                       630            7,509
     Non-cash sales and marketing expense                                                 --             19,615
     Asset impairments and abandonments                                                   --             17,800
     Employee termination benefits and other                                              --              4,380
     (Increase) decrease in:
        Trade accounts receivable                                                       (8,098)          11,442
        Other receivables                                                                 (595)             311
        Prepaid expenses and other current assets                                       (1,108)            (370)
     Increase (decrease) in:
        Accounts payable                                                                (2,786)          (1,683)
        Accrued and other current liabilities                                            1,043            2,380
        Deferred revenues                                                                  722           (1,602)
                                                                                   -----------      -----------
          Net cash used in operating activities                                        (22,560)          (4,444)
                                                                                   -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (14,484)         (21,351)
   Investments in debt and equity securities                                            (2,001)          (1,000)
   Proceeds from repayment of debt securities                                             --              1,000
   Acquisitions, net of cash acquired                                                     --             (3,041)
   Marketing and technology development agreement                                      (25,000)            --
   Software development and other                                                         (945)         (15,574)
                                                                                   -----------      -----------
          Net cash used in investing activities                                        (42,430)         (39,966)
                                                                                   -----------      -----------


Cash flows from financing activities:
   Issuance of common stock, net                                                       154,965            1,902
   Issuance of preferred stock and warrants, net                                           400             --
   Repayment of long-term obligations                                                     --             (9,280)
                                                                                   -----------      -----------
          Net cash provided by (used in) financing activities                          155,365           (7,378)
                                                                                   -----------      -----------

Increase (decrease) in cash and cash equivalents                                        90,375          (51,788)

Cash and cash equivalents:
     Beginning of period                                                                30,356           86,335
                                                                                   -----------      -----------
     End of period                                                                 $   120,731      $    34,547
                                                                                   ===========      ===========

Non-cash investing and financing activities:
   Issuance of common stock for acquisitions                                       $      --        $    14,500
   Obligations under capital leases                                                $      --        $     1,354
   Obligations under marketing and technology development agreements               $    40,512      $      --
   Warrants issued under long-term marketing and technology development
     agreements                                                                    $    25,800      $      --

     See accompanying notes to condensed consolidated financial statements.

                     PURCHASEPRO.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of PurchasePro.com, Inc. and its subsidiaries, Hospitality Purchasing Systems, Inc., dba ProPurchasing Systems ("PPS"), Stratton Warren Software, Inc. ("Stratton Warren"), since its acquisition on January 16, 2001, and Net Research, Inc., dba BayBuilder ("BayBuilder"), since its acquisition on April 20, 2001 (collectively, the "Company") for the three and six months ended June 30, 2000 and 2001, included herein, have been prepared by the Company in conformity with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and six months ended June 30, 2000 and 2001. Certain reclassifications have been made to prior period financial statements to conform to the 2001 presentation, which have no effect on previously reported total revenue or net loss. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2001.

     All share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been restated to give effect to the two-for-one stock split that occurred on October 12, 2000.


(2)  REVENUE RECOGNITION

     The Company earns revenue from several sources. The nature and revenue recognition policy for each major source of revenue are as follows:

     Software Licenses: For software license revenue, the Company applies the provisions of SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," which amends SOP 97-2. SOP 97-2 and 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For software licenses sold to resellers, the Company defers revenue recognition until the time the reseller delivers the software to the end user. Under the Company's standard reseller program, the Company has no obligation of future performance under licenses sold to resellers.

     If the Company provides other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized at the time the services are completed and acceptance is acknowledged by the customer. Such contracts typically consist of professional services and are generally completed within 45 days of the software sale.

     During the three months ended March 31, 2001, the Company entered into software license and marketing agreements with two of its customers, whereby the Company had agreed to make available to these customers a certain number of its America Online, Inc. ("AOL") marketing impressions. Because the software and marketing arrangements were contemporaneous, they constituted multiple elements pursuant to SOP 97-2, resulting in deferral of revenue. During the second quarter, the marketing agreements were cancelled by both parties, resulting in full recognition of the deferred software license revenue totaling $4.1 million.

     Network Access and Service Fees: Network access and service fees consist of member subscription fees, transaction fees, hosting, maintenance, and other service fees. Network access fees, including subscription, hosting, and maintenance fees, are recognized over the term of the executed contracts.
Maintenance fees include the right to product upgrades over the life of the maintenance agreement. These fees are generally terminable at any time by a customer with 30 days notice. Subscription fees are recorded, net of any discounts, ratably over the subscription period and deferred revenues are recorded for amounts received before services are provided. Transaction fees are recognized in the period the transaction occurs.

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


(3)  ASSET IMPAIRMENTS, ABANDONMENTS AND OTHER CHARGES

     Employee Termination Benefit Costs and Other

     In response to deteriorating business conditions, management recognized the need to structure its operations around its core competencies and enhance shareholder value. During June 2001, the Company adopted a plan to dramatically reduce headcount and consolidate operations in an effort to preserve cash and better align resources with anticipated demand. As a result, the Company recorded a $4.4 million charge during the second quarter related to termination costs, fixed asset write-offs and the consolidation of certain offices at its main campus in Las Vegas. Termination costs of $3.2 million were recorded as operating expense related to the termination of approximately 190 employees from its Las Vegas offices. Fixed asset write-offs totaled approximately $427,000 for the quarter ended June 30, 2001. The write-offs relate primarily to abandoned computer equipment that resulted from headcount reductions. Office consolidation costs totaled approximately $803,000 for the quarter ended June 30, 2001. Consolidation costs consist of contractual lease commitments for vacated office space, as well as net capitalized leasehold improvements in vacated office space.

     The total cash outlay for these activities is expected to be approximately $3.4 million. The remaining $976,000 consists of non-cash charges primarily for asset write-offs. As of June 30, 2001, no cash had been used in relation to these activities. The Company expects cash outlays related to these activities to be approximately $3.2 million and $211,000 in the quarters ending September 30, 2001 and December 31, 2001, respectively.

     Investments in Other Companies

     The Company carries its investments at fair market value, if determinable. Investments in private companies are not marked to market, as exempted by paragraph 3 of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, the Company performs a periodic review of its investments for impairment as required by SFAS No. 115.

     For the three months ended June 30, 2001, the Company recorded an operating charge of approximately $10.2 million to write down several of its investments in private companies due to impairments that were deemed to be other than temporary.

     Asset Impairments and Abandonments

     As a result of deteriorating business conditions, the Company undertook a review of its assets to determine whether their carrying amounts may not be recoverable.

     For the three months ended June 30, 2001, the Company recorded operating charges of approximately $7.6 million for the impairment of certain assets. The charge consists of approximately $6.1 million related to prepaid assets which the Company has abandoned and expects to receive no future economic benefit, approximately $1.3 million related to the write-off of purchased software and approximately $231,000 for the write-off of certain furniture and fixtures the Company expects to dispose of as a result of the office space consolidation. Included in the $6.1 million prepaid asset write-off is approximately $5.3 million related to the abandonment of the Office Depot in-store kiosk program.


(4)  INTANGIBLE ASSETS

     At December 31, 2000 and June 30, 2001, intangible assets consisted of the following (in thousands):


                                                December 31,         June 30,
                                                    2000               2001
                                                ------------       ------------
                                                                    (Unaudited)

AOL marketing and technology agreements         $   92,518         $   93,074
Gateway training and marketing agreement            38,160             38,160
Goodwill and other intangibles                         980              8,833
                                                ----------         ----------
                                                   131,658            140,067
Less - accumulated amortization                     (8,248)           (32,362)
                                                ----------         ----------
     Net intangible assets                      $  123,410         $  107,705
                                                ==========         ==========


     Goodwill and Other Intangibles

     In connection with the acquisition of Stratton Warren in January 2001, the Company recorded goodwill of $3.9 million, which represents the excess purchase price paid for the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over its estimated economic life of five years. Amortization of goodwill amounted to approximately $398,000 for the six months ended June 30, 2001.

     The Company also recorded $1.2 million in other intangible assets, representing the fair value of a non-competition and non-disclosure agreement related to the Stratton Warren acquisition. The fair value of the agreement was determined by an independent third-party appraisal. The non-compete asset is being amortized on a straight-line basis over the two-year life of the contract. Amortization of the non-compete asset totaled approximately $300,000 for the six months ended June 30, 2001.

     In connection with the acquisition of BayBuilder (see Note 11), the Company recorded goodwill of $2.7 million, which represents the excess purchase price paid for the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over its estimated economic life of five years. Amortization of goodwill since acquisition amounted to approximately $135,000 for the period ended June 30, 2001.

(5)  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes the cost of internally developed software in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility of the product or enhancement. Also included in capitalized software development costs at June 30, 2001 is $8.5 million related to the fair value of internally developed software acquired from Stratton Warren and $5.8 million related to the fair value of internally developed software acquired from BayBuilder. The fair value of the acquired software was determined by an independent third-party appraisal.

     Amortization of capitalized computer software development costs generally begins when the products or enhancements are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally three years). The internally developed software acquired from Stratton Warren and BayBuilder is being amortized on a straight-line basis over its estimated useful life of five years. Amortization of capitalized software development costs amounted to $206,000 and $1.4 million for the six months ended June 30, 2000 and 2001, respectively.

(6)  CONTINGENCIES

     The Company is involved in various routine legal proceedings incidental to its normal course of business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows.

     Over twenty class action suits have been filed against the Company and a number of current or former officers and directors in the United States District Court for the District of Nevada, the first of which was filed on April 26, 2001. The lawsuits allege certain violations of federal securities laws, and seek damages on behalf of a class of shareholders who purchased the Company's common stock during defined periods. Several related shareholder derivative lawsuits have been filed in Nevada state court alleging various breaches of fiduciary duty by certain current or former officers and directors and effectively alleging the same allegations which are the subject of the federal securities class actions. The Company believes that the claims in the federal and state lawsuits are without merit and intends to defend against them vigorously.

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


(7)  STOCKHOLDERS' EQUITY

     Common Stock and Stock Options

     During the six months ended June 30, 2001, the Company issued 1,100,721 shares of common stock upon exercises of options under the Company's stock option plans.

     Common Stock Warrants

     In January 2001, AOL exercised its vested warrant rights and purchased 1,875,436 shares of common stock by surrendering warrants to purchase 736 shares through a cashless exercise. In April 2001, AOL exercised its vested warrant rights and purchased 1,122,278 shares of common stock by surrendering warrants to purchase 1,550 shares through a cashless exercise. The warrants were earned by AOL under the amended November 2000 Warrant Agreement (see Note 12).

     In January 2001, the Company entered into an agreement with C3 Capital, LLC, ("C3") whereby C3 can earn warrants to purchase up to 1,100,000 shares of common stock for revenue generated from referrals. The exercise price for 550,000 of such shares is $11.00 and the exercise price for the remaining 550,000 of such shares is the market price at the time the shares are earned and vested. During the six months ended June 30, 2001, the Company recorded a charge of approximately $62,000, computed using the Black-Scholes option pricing model, for performance under the agreement.


(8)  DEFERRED STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock-based awards when the exercise price of each grant equals or exceeds the fair value of the underlying common stock as of the grant date for each award. With respect to the stock-based awards granted since inception through June 30, 2001, the Company recorded deferred stock-based compensation of $28.6 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the award grant. This amount is being amortized over the vesting period of the individual grants, which is generally two to five years.

     During the three months ended June 30, 2001, the Company cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares are restricted. Of the shares vested upon issuance, 358,176 were cancelled upon surrender in consideration of income tax withholding requirements for the value on the date of issuance of such vested shares. The Company recorded stock-based compensation on the date of issuance of $3.2 million for the fair value of the common stock of which $1.6 million was recorded as deferred stock-based compensation related to the unvested portion. The deferred stock-based compensation will be amortized over the vesting period.


(9)  NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

     Options to purchase 10,189,554 and 9,282,000 shares of common stock were outstanding at June 30, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

     Warrants to purchase 11,111,562 and 5,494,446 shares of common stock were outstanding at June 30, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

(10) COMPREHENSIVE LOSS

     Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted of unrealized gains and losses on securities classified as available-for-sale. The components of comprehensive income are as follows (in thousands of dollars):

                                                             Three Months Ended,              Six Months Ended,
                                                                  June 30,                         June 30,
                                                          -------------------------       -------------------------
                                                             2000           2001             2000           2001
                                                          ----------     ----------       ----------     ----------

Net loss                                                  $   12,154     $   61,062       $   27,822     $   94,529
Unrealized (gain) loss on securities                             119           (368)             944          1,425
                                                          ----------     ----------       ----------     ----------
    Total comprehensive loss                              $   12,273     $   60,694       $   28,766     $   95,954
                                                          ==========     ==========       ==========     ==========


(11) BAYBUILDER ACQUISITION

     In March 2001, the Company announced it had signed a definitive agreement to acquire BayBuilder, a provider of self-service strategic sourcing technology for Fortune 1000 companies. On April 20, 2001, the Company completed the acquisition of BayBuilder for $3.0 million in cash and $5.5 million in common stock. The transaction was accounted for using the purchase method of accounting, with the purchase price allocated based on the fair values of the net assets acquired. Consequently, the Company allocated $5.8 million of the purchase price to acquired software technologies and $2.7 million to goodwill. The pro forma effects of the BayBuilder acquisition on the Company's Condensed Consolidated Financial Statements were not material.


(12) AMERICA ONLINE TRANSACTIONS

     Revenue

     During the three months ended June 30, 2001, the Company recognized $9.0 million of network access fee revenue paid by AOL, on behalf of its subscribers, as a promotional subscription offer. In addition, the Company recognized $4.1 million in license fee revenue related to deferred revenue referred to the
Company in the first quarter. The Company also recognized $333,000 of advertising revenue during the quarter related to a revenue sharing arrangement with AOL. In total, 80 percent of total revenues resulted from our relationship with AOL for the three months ended June 30, 2001.

     Prepaid Advertising

     In January 2001, the Company entered into a Promotional Agreement with AOL Time Warner, Inc. (the "Agreement"), whereby the Company paid $5.0 million to AOL Time Warner for advertising across certain offline and television media through September 2001. As of June 30, 2001, approximately $1 million of the advertising had not been consumed.

     Warrants

     In April 2001, AOL exercised its remaining vested warrant rights and purchased 1,122,278 shares of common stock by surrendering warrants to purchase 1,550 shares through a cashless exercise. The warrants were earned by AOL under the amended November 2000 Warrant Agreement. As of March 31, 2001, AOL had earned all performance-based warrants under the amended November 2000 Warrant
Agreement. As of April 2001, AOL had exercised all performance-based warrant rights under the amended November 2000 Warrant Agreement.

     Marketing and Technology Development Agreements

     During June 2001, the Company did not make its scheduled $3.6 million payment to AOL under the Interactive Marketing Agreement. During July 2001, the Company did not make its scheduled $2.5 million payment to AOL under the Technology Development Agreement. As of June 30, 2001, the remaining balance due to AOL under the agreements was recorded in current portion of long-term liabilities.

     In June 2001, the Company began discussions with AOL regarding its existing relationship, including its future required payments to AOL under the Interactive Marketing Agreement and the Technology Development Agreement each dated March 15, 2000, between the Company and AOL. The Company notified AOL that it did not expect to make any further payments under those agreements, pursuant to which the Company has paid approximately $49.8 million, in aggregate, through June 30, 2001. As consideration for release of the Company's payment obligation under such agreements, the Company has also proposed various modifications to the Interactive Marketing and the Technology Development Agreements as well as other existing arrangements that may result in the abandonment of the Company's rights to certain advertising and technology assets under such agreements. At June 30, 2001, the total value of capitalized assets related to these Agreements was approximately $71.5 million, net of accumulated amortization. Although details of the modifications have not been finalized, the Company expects to record a loss on the abandonment of the assets in the quarter ending September 30, 2001.


(13) RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as a replacement for SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of SFAS No. 125 without change. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial position or results of operation.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS No. 141 be accounted for using only the purchase method. SFAS No. 141 is required to be adopted for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of SFAS No. 142 will result in the Company's discontinuation of goodwill amortization; however, the Company will be required to test goodwill at least annually for impairment. The Company had net unamortized goodwill at June 30, 2001 of $6.1 million. During the six months ended June 30, 2001, the Company recorded goodwill amortization of $533,000. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative change in accounting principle effective January 1, 2002. Management is currently evaluating the impact that adoption of SFAS No. 142 will have on its financial statements.

(14) SUBSEQUENT EVENTS

     In late July and early August 2001, the Company continued to evaluate certain capitalized software development assets as part of its restructuring that was commenced in June 2001. As a result, the Company has specifically identified approximately $9.0 million of such capitalized software development costs that it expects to abandon and write-off during the quarter ended September 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Management's Discussion and Analysis of Results of Operations and Financial Condition for the three and six months ended June 30, 2000 and 2001 and as of June 30, 2001, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the Company's December 31, 2000 Annual Report on Form 10-K filed with the SEC.

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


OVERVIEW

     We are a provider of business-to-business electronic commerce products and services. We license our marketplace software products to businesses that own and operate their own on-line marketplaces for conducting electronic commerce. We also operate an on-line global marketplace that provides businesses of all sizes with a low cost and efficient e-commerce solution for buying and selling a wide range of products and services over the Internet. We also develop and host private labeled on-line marketplaces using our products and services that can connect to our public global marketplace. There are over 250,000 businesses with the capability to access and use marketplaces we power, including our global marketplace. We also license our sourcing software products to businesses that desire reverse auction capabilities with their suppliers.

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


                                                             THREE MONTHS ENDED,                SIX MONTHS ENDED,
                                                                  JUNE 30,                          JUNE 30,
                                                          ------------------------         --------------------------
                                                            2000            2001             2000              2001
                                                          --------        --------         --------         ---------

Revenues:
     Software licenses                                      15.6%            26.9%            10.6%            47.4%
     Network access and service fees                        50.8             66.3             58.6             44.4
     Advertising                                             7.4              4.9             10.3              6.7
     Other                                                  26.2              1.9             20.5              1.5
                                                          --------        --------         --------         ---------

         Total revenues                                    100.0            100.0            100.0            100.0
Cost of revenues                                             7.4             15.2              7.2             14.4
                                                          --------        --------         --------         ---------

Gross profit                                                92.6             84.8             92.8             85.6
Operating expenses:
     Sales and marketing                                   107.1            131.1            129.3            164.1
     Programming and development                            19.2             24.3             23.9             23.6
     General and administrative                            107.2            162.1            154.8            120.7
     Asset impairments and abandonments                     --              106.1             --               54.2
     Employee termination benefits and other                --               26.1             --               13.4
                                                          --------        --------         --------         ---------
              Total operating expenses                     233.5            449.7            308.0            376.0
                                                          --------        --------         --------         ---------
Operating loss                                            (140.9)          (364.9)          (215.2)          (290.4)
Other income                                                13.1              1.1             17.3              2.3
                                                          --------        --------         --------         ---------
Net loss                                                  (127.8)%        (363.8)%         (197.9)%          (288.1)%
                                                          ========        ========         ========         =========




COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     Revenues. Our revenues are grouped into four categories. Software licenses are for marketplace licenses sold. Network access and service fees include subscription fees and transaction fees charged for access to our global marketplace, application service fees for branded marketplaces we host for our customers, maintenance fees for on-going software license maintenance, hosting fees for those customers who have licensed our software products and have contracted for our hosting services and professional fees for setting up marketplaces. Advertising fees include fees for advertising on our global marketplace. Other revenues include fees generated by our purchasing aggregator subsidiary, PPS, and other ancillary services.

     Our net revenues increased from $9.5 million for the three months ended June 30, 2000, to $16.8 million for the three months ended June 30, 2001. The increase resulted from growth in our software license and network access fees. Software license revenue increased from $1.5 million to $4.5 million between periods due primarily to the recognition of $4.1 million in license fees that had been deferred in the first quarter 2001 due to contemporaneous commitments that we cancelled in the second quarter of 2001. Network access and service fee revenue increased from $4.8 million to $11.1 million between periods due to a promotional subscription offer for $9.0 million that was paid by AOL, on behalf of its subscribers. Advertising revenues increased from $704,000 to $815,000 between periods as a result of advertising fees generated on the AOL network. Other revenues decreased from $2.5 million to $326,000 between periods due to a one-time project during 2000 to develop multiple internet sites for a customer. During the three months ended June 30, 2000, one customer accounted for 34 percent of net revenues, while another customer accounted for 25 percent of net revenues. During the three months ended June 30, 2001, AOL accounted for 56 percent of net revenues, and one other customer accounted for 18 percent of net revenues. In total, 80 percent of our revenues resulted from our relationship with AOL for the three months ended June 30, 2001. We anticipate substantially lower revenues to be generated from our relationship with AOL in future periods.

     Cost of Revenues. Our cost of revenues consists primarily of costs for operating the public and private marketplace networks and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues increased from $700,000 to $2.6 million for the three months ended June 30, 2000 and 2001, respectively. The increase was primarily a result of the year over year increase in personnel in our customer service and project management departments. Expenses related to personnel costs increased from $559,000 to $1.4 million for the three months ended June 30, 2000 and 2001, respectively. Other items also contributing to the increase between periods were domain registration, ISP, hardware/software maintenance costs, and cost of goods sold of computer hardware as well as a write-down of remaining computer hardware inventory to fair market value. We expect that our cost of revenues will decrease in absolute dollars in future periods as a result of cost controlling measures implemented during the second quarter.

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased from $10.2 million to $22.0 million between periods. During the three months ended June 30, 2001, we recognized non-cash charges of $4.8 million related to amortization of marketing assets acquired with a warrant previously issued to a marketing partner. We recognized stock-based compensation costs of $504,000 and $1.1 million for the three months ended June 30, 2000 and 2001, respectively. We also amortized $6.8 million of our AOL marketing asset during the current period. Personnel costs decreased from $5.2 million to $4.5 million for the three months ended June 30, 2000 and 2001, respectively. The decrease was attributed to headcount reductions between periods. Included in sales and marketing expense for the three months ended June 30, 2001 is $1.9 million of advertising expense related to a prepaid AOL Promotional Agreement. We expect that our sales and marketing expenses will decrease in absolute dollars and as a percentage of net revenues as a result of reduced headcount and the elimination of non-cash AOL warrant charges under the strategic marketing partner agreement.

     Programming and Development. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of $73,000 and $54,000 for the three months ended June 30, 2000 and 2001, respectively. Exclusive of the non-cash charges, our programming and development expenses increased from $1.8 million to $4.0 million between periods. The increase is primarily attributable to an increase in our programming personnel costs, increase in payments to contracted consultants, and an increase in software maintenance costs. Expenses related to programming and development personnel increased from $1.6 million to $2.6 million between periods. Professional services fees increased from $184,000 to $682,000 between periods. Software maintenance costs increased from $106,000 to $413,000 between periods as a result of a more extensive array of development tools used by our programming personnel. Amortization of capitalized software development costs also contributed to the increase in the current period. A portion of our personnel costs is capitalized and will be amortized over the life of the software asset. We expect that our programming and development expenses will decrease in absolute dollars due to reduced headcount and the outsourcing of development for the next version of our software.

     General and Administrative. Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. We also recognized stock-based compensation costs of $4.5 million and $1.1 million for the three months ended June 30, 2000 and 2001, respectively. Exclusive of these costs, our general and administrative expenses increased from $5.7 million to $26.1 million for the three months ended June 30, 2000 and 2001, respectively. The increase is primarily attributable to an increase in personnel costs, bad debt expense and depreciation and amortization. Personnel costs increased from $1.4 million to $8.5 million between periods due to additional headcount in our executive and administrative staff, as well as non-recurring costs to attract and retain our executives. Depreciation and amortization increased from $1.3 million to $6.2 million between periods, mainly related to additions of furniture, fixtures, equipment and intangible assets. Additionally, bad debt expense increased from $445,000 to $5.6 million for the three months ended June 30, 2000 and June 30, 2001, respectively. The increase is a result of management's evaluation of the collectibility of receivables from certain customers who experienced severe operating and cash flow problems in the quarter ended June 30, 2001. Professional fees increased from $646,000 to $1.9 million between periods. We expect that our general and administrative expenses will decrease in absolute dollars as a result of cost cutting measures and the absence of certain executive compensation expenses.

     Asset Impairments and Abandonments. As a result of deteriorating business conditions and continued economic weakness, and in accordance with SFAS No. 121 and SFAS No. 115, we undertook a review of our assets to determine whether their carrying amounts may not be recoverable. As a result, we recorded a $17.8 million charge for the impairment and abandonment of certain assets during the three months ended June 30, 2001. Included in the charge is $10.2 million for the write-down of certain investments in private companies due to impairments that were deemed to be other than temporary, $6.1 million for prepaid assets that have been abandoned since we expect to receive no future economic benefit, $1.3 million for abandonment of purchased software and approximately $231,000 for the write-off of certain furniture and fixtures that we expect to dispose of as a result of the office space consolidation. Included in the $6.1 million prepaid asset write-off is approximately $5.3 million related to the abandonment of the Office Depot in-store kiosk program.

     Employee Termination Benefits and Other. In response to deteriorating business conditions, management recognized the need to structure its operations around its core competencies and enhance shareholder value. During June 2001, management approved a plan to dramatically reduce headcount and consolidate operations in an effort to preserve cash and better align resources with lower anticipated demand. As a result, we recorded a $4.4 million charge during the quarter related to termination costs, fixed asset write-offs and the consolidation of certain offices at our main campus in Las Vegas.

     Termination costs of $3.2 million were recorded as operating expense in relation to the termination of approximately 190 employees from our Las Vegas offices. Approximately 17 percent of the workforce reductions were in general and administrative departments, approximately 37 percent were in sales and marketing departments, approximately 11 percent were in cost of revenue
departments   and   approximately   35  percent  were  in  product   development
departments.

     Fixed asset write-offs totaled approximately $427,000 for the quarter ended June 30, 2001. The write-off relates primarily to abandoned computer equipment that resulted from headcount reductions.

     Office consolidation costs totaled approximately $803,000 for the quarter ended June 30, 2001. Consolidation costs consist of contractual lease commitments for office space being vacated, as well as net capitalized leasehold improvements in office space being vacated.

     The total cash outlay for these activities is expected to be approximately $3.4 million. The remaining $976,000 consists of non-cash charges primarily for asset write-offs. As of June 30, 2001, no cash had been used in relation to these activities. The Company expects cash outlays related to these activities to be approximately $3.2 million and $211,000 in the quarters ending September 30, 2001 and December 31, 2001, respectively.

     Stock-Based Compensation. During the three months ended June 30, 2001, we cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares are restricted. Of those shares vested upon issuance, 358,176 were cancelled upon surrender in consideration of income tax withholding requirements for the value on the date of issuance of such vested shares. We recorded stock-based compensation on the date of issuance of $3.2 million for the fair value of the common stock of which $1.6 million was recorded as deferred stock-based compensation related to the unvested portion. There were no charges to deferred stock-based compensation for the corresponding year earlier period. The deferred stock-based compensation is being amortized over the vesting periods of the related grants. Amortization of deferred stock-based compensation totaled $5.0 million and $2.3 million for the three months ended June 30, 2000 and 2001, respectively.

     Other Income (Expense). Interest income decreased from $1.8 million to $595,000 for the three months ended June 30, 2000 and 2001, respectively. The decrease resulted from lower average cash balances during the quarter. Our interest expense decreased from $559,000 to $406,000 for the three months ended June 30, 2000 and 2001, respectively. The decrease resulted primarily from a reduction of debt obligations, primarily payments to AOL.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001

     Revenues. Our net revenues increased from $14.1 million for the six months ended June 30, 2000, to $32.8 million for the six months ended June 30, 2001. The increase resulted primarily from growth in our software license and network access fees. Software license revenue increased from $1.5 million to $15.6 million between periods due primarily to referrals from AOL. Our network access and service fee revenue increased from $8.3 million to $14.6 million between periods due primarily to a promotional subscription offer paid by AOL on behalf of its subscribers. Advertising revenues increased from $1.5 million to $2.2 million between periods due primarily to advertising fees generated on the AOL network. Other revenues decreased from $2.9 million to $477,000 between periods due to a one-time project during 2000 to develop multiple internet sites for a customer. During the six months ended June 30, 2000, one customer accounted for 39 percent of net revenues, while another customer accounted for 17 percent of net revenues. During the six months ended June 30, 2001, AOL accounted for 30 percent of net revenues, and one other customer contributed eleven percent of net revenues. In total, 46 percent of our revenues resulted from our relationship with AOL for the six months ended June 30, 2001. We anticipate substantially lower revenues to be generated from our relationship with AOL in future periods.

     Cost of Revenues. Our cost of revenues consists primarily of costs for operating the public and private marketplace networks and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues increased from $1.0 million to $4.7 million for the six months ended June 30, 2000 and 2001, respectively. The increase was primarily a result of the year over year increase in customer service and project management personnel. Expenses related to personnel costs increased from $763,000 to $2.9 million between periods. Other items also contributing to the increase between periods were domain registration, ISP and hardware/software maintenance costs. We expect that our cost of revenues will decrease in absolute dollars in future periods, as a result of cost controlling measures implemented during the second quarter and a higher anticipated revenue base.

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased from $18.2 million to $53.8 million between periods. During the six months ended June 30, 2001, we recognized non-cash charges of $19.6 million related to the issuance of warrants to our marketing partners. We also recognized stock-based compensation costs of $1.0 million and $1.5 million for the six months ended June 30, 2000 and 2001, respectively. We also amortized $13.6 million of our AOL marketing asset during the current period. Personnel costs decreased from $10.0 million to $9.2 million between periods as a result of headcount reductions. Included in sales and marketing expense for the six months ended June 30, 2001 is $4.0 million of advertising expense related to a prepaid AOL Promotional Agreement. We expect that our sales and marketing expenses will decrease, both in absolute dollars and as a percentage of net revenues, as a result of reduced headcount and the elimination of non-cash AOL warrant charges under the strategic marketing partner agreement.

     Programming and Development. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of
$146,000 and $555,000 for the six months ended June 30, 2000 and 2001, respectively. Exclusive of the non-cash charges, our programming and development expenses increased from $3.2 million to $7.2 million for the six months ended June 30, 2000 and 2001, respectively. The increase is primarily attributable to an increase in our programming personnel costs, as well as an increase in payments to contracted consultants. Expenses related to programming and development personnel increased from $3.1 million to $4.7 million between periods. Professional services fees increased from $272,000 to $896,000 over the same period. Software maintenance costs increased from $106,000 to $772,000 between periods as a result of a more extensive array of development tools used by our programming personnel. Amortization of capitalized software development costs also contributed to the increase in the current period. A portion of our personnel costs are capitalized and will be amortized over the life of the software asset. We expect that our programming and development expenses will decrease in absolute dollars due to reduced headcount, the outsourcing of development for the next version of our software and abandonment of software development projects.

     General and Administrative. Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. We also recognized stock-based compensation costs of $11.2 million and $1.9 million for the six months ended June 30, 2000 and 2001, respectively. Exclusive of these non-cash charges, our general and administrative expenses increased from $10.5 million to $37.7 million for the six months ended June 30, 2000 and 2001, respectively. The increase is primarily attributable to increased personnel costs, bad debt expense and depreciation and amortization. Personnel costs increased from $2.8 million to $10.4 million between periods, resulting from an increase in size of our executive and administrative staff, as well as non-recurring costs to attract and retain Company executives. Depreciation and amortization increased from $2.2 million to $11.6 million for the six months ended June 30, 2000 and 2001, respectively, mainly related to additions of furniture, fixtures, equipment and intangible assets. Additionally, bad debt expense increased from $630,000 to $7.5 million for the six months ended June 30, 2000 and June 30, 2001, respectively. The increase is a result of management's evaluation of the collectibility of receivables from certain customers who experienced severe operating and cash problems in the quarter ended June 30, 2001. Professional fees increased from $1.2 million to $2.6 million between periods. We expect that our general and administrative expenses will decrease in absolute dollars as a result of cost cutting measures and the absence of certain executive compensation expenses.

     Asset Impairments and Abandonments. As a result of deteriorating business conditions and continued economic weakness, and in accordance with SFAS No. 121 and SFAS No. 115, we undertook a review of our assets to determine whether their carrying amounts may not be recoverable. As a result, we recorded a $17.8 million charge for the impairment and abandonments of certain assets during the six months ended June 30, 2001. Included in the charge is $10.2 million for the write-down of certain investments in private companies due to impairments that were deemed to be other than temporary, $6.1 million for prepaid assets for which the Company expects to receive no future economic benefit, $1.3 million for the write-off of purchased software and approximately $231,000 for the write-off of certain furniture and fixtures that we expect to dispose of as a result of the office space consolidation. Included in the $6.1 million prepaid asset write-off is approximately $5.3 million related to the abandonment of the Office Depot in-store kiosk program.

     Employee Termination Benefits and Other. In response to deteriorating business conditions, management recognized the need to structure its operations around its core competencies and enhance shareholder value. During June 2001, management approved a plan to dramatically reduce headcount and consolidate operations in an effort to preserve cash and better align resources with lower anticipated demand. As a result, we recorded a $4.4 million charge during the quarter related to termination costs, fixed asset write-offs and the consolidation of certain offices at our main campus in Las Vegas.

     Termination costs of $3.2 million were recorded as operating expense in relation to the termination of approximately 190 employees from our Las Vegas offices. Approximately 17 percent of the workforce reductions were in general and administrative departments, approximately 37 percent were in sales and marketing departments, approximately 11 percent were in cost of revenue
departments   and   approximately   35  percent  were  in  product   development
departments.

     Fixed asset write-offs totaled approximately $427,000 for the six months ended June 30, 2001. The write-off relates primarily to abandoned computer equipment that resulted from headcount reductions.

     Office consolidation costs totaled approximately $803,000 for the six months ended June 30, 2001. Consolidation costs consist of contractual lease commitments for office space being vacated, as well as future depreciation of leasehold improvements in office space being vacated.

     The total cash outlay for these activities is expected to be approximately $3.4 million. The remaining $976,000 consists of non-cash charges primarily for asset write-offs. As of June 30, 2001, no cash had been used in relation to these activities. The Company expects cash outlays related to these activities to be approximately $3.2 million and $211,000 in the quarters ending September 30, 2001 and December 31, 2001, respectively.

     Stock-Based Compensation. During the six months ended June 30, 2001, we cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares are restricted. Of those shares vested upon issuance, 358,176 were cancelled upon surrender in consideration of income tax withholding requirements for the value of such vested shares. We recorded stock-based compensation on the date of issuance of $3.2 million for the fair value of the common stock of which $1.6 million was recorded as deferred stock-based compensation related to the unvested portion. There were no charges to deferred stock-based compensation for the corresponding year earlier period. The deferred stock-based compensation is being amortized over the vesting periods of the related grants. Amortization of deferred stock-based compensation totaled $12.4 million and $3.9 million for the six months ended June 30, 2000 and 2001, respectively.

     Other Income (Expense). Interest income decreased from $3.0 million to $1.6 million for the six months ended June 30, 2000 and 2001, respectively. The decrease resulted from lower average cash balances during the quarter. Our interest expense increased from $559,000 to $883,000 for the six months ended June 30, 2000 and 2001, respectively. The increase resulted primarily from imputed interest on long-term payment obligations.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the six months ended June 30, 2000 and 2001, we used $22.6 million and $4.4 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities. For the six months ended June 30, 2001 our cash used in operating activities included a decrease in our trade accounts receivable of $11.4 million. The decrease is primarily attributable to collection of receivables.

     For the six months ended June 30, 2000 and 2001, we used cash totaling $42.4 million and $40.0 million, respectively, in our investing activities. Net cash used in investing activities for the six months ended June 30, 2000 includes a $25.0 million payment made to AOL in March 2000 under our marketing and technology development agreements. Net cash used in investing activities for the six months ended June 30, 2001 consists primarily of expenditures for software, computers and related equipment purchases, as well as capitalized software development costs. Our investing activities for the six months ended June 30, 2001, also include the acquisition of Stratton Warren and BayBuilder.

     Net cash provided by financing activities for the six months ended June 30, 2000 was $155.4 million. The cash provided includes the net proceeds of our follow-on public offering in February 2000. Net cash used in financing activities for the six months ended June 30, 2001 was $7.4 million, which includes payments of $9.1 million to AOL under our marketing and technology development agreements, offset by proceeds of $1.9 million for the exercise of employee stock options.

     As of June 30, 2001, our principal source of liquidity was approximately $39.8 million of cash, cash equivalents and net trade accounts receivable. Assuming that we do not make any further payments under the Interactive Marketing Agreement and Technology Development Agreement with AOL (see Recent Developments below), our cash used in operating activities is expected to be approximately $10 - $12 million by the fourth quarter of 2001. Based on these assumptions, we believe that we have sufficient cash and cash equivalents, and net trade receivables to fund our operating activities for at least the next 12 months. However, this assumes that forecasted revenue levels are achieved in the future and that we are not required to make any further payments under the AOL agreements. In the event such future revenues are not generated and/or if actual cash operating expenditures exceed levels currently estimated by management (which assumes no payments projected to be required under the AOL agreements), we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed will harm our business, financial condition and results of operations.

      Recent Developments

     In late July and early August 2001, we continued to evaluate certain capitalized software development assets as part of our restructuring that we commmenced in June 2001, and we have specifically identified approximately $9.0 million of such capitalized software development costs that we expect to abandon and write-off during the quarter ended September 30, 2001.

     In June 2001, we began discussions with AOL regarding our existing relationship, including our future required payments under the Interactive Marketing and the Technology Development Agreements. We notified AOL that we did not expect to make any further payments under those agreements, pursuant to which we have paid approximately $49.8 million, in aggregate, through June 30, 2001. As consideration for release of our payment obligation under such agreements, we have also proposed various modifications to the agreements as well as other existing arrangements that may result in the abandonment of our rights to certain advertising and technology assets under such agreements. At June 30, 2001, the total value of capitalized assets related to the Interactive Marketing and the Technology Development Agreements was approximately $71.5 million, net of accumulated amortization. Although details of the modifications have not been finalized, we expect to record a loss on the abandonment of the assets in the quarter ending September 30, 2001.


RISK AND UNCERTAINTIES

     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, IF AT ALL.

     As of June 30, 2001, our principal source of liquidity was approximately $39.8 million of cash, cash equivalents and net trade accounts receivable. Assuming that we do not make any further payments under the Interactive Marketing Agreement and Technology Development Agreement with AOL (see Recent Developments below), our cash used in operating activities is expected to be approximately $10 - $12 million by the fourth quarter of 2001. Based on these assumptions, we believe that we have sufficient cash and cash equivalents, and net trade receivables to fund our operating activities for at least the next 12 months. However, this assumes that forecasted revenue levels are achieved in the future and that we are not required to make any further payments under the AOL agreements. In the event such future revenues are not generated and/or if actual cash operating expenditures exceed levels currently estimated by management (which assumes no payments projected to be required under the AOL agreements), we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed will harm our business, financial condition and results of operations.

     We have never been profitable and we may be unable to achieve profitability in the future. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, provided that our forecasted revenue levels are achieved in the future and that we are not required to make any further payments under the AOL agreements (see Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources). As a result, we may not be able to meet our capital needs in the future, in which case we would need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which will seriously harm our business.

WE ARE INVOLVED IN SHAREHOLDER SUITS AND CANNOT PREDICT THEIR OUTCOME.

     We are involved in shareholder litigation as described in Note 6 of the condensed consolidated financial statements. The outcome of these lawsuits and any other suits in which we may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

OUR QUARTERLY OPERATING RESULTS MAY BE VOLATILE AND DIFFICULT TO PREDICT.

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

     We have depended on AOL, both directly and as a source of referrals and other indirect sales to customers, for a substantial portion of our revenues during the past two fiscal quarters. However, we do not anticipate revenues from our relationship with AOL to continue at or near the same level in the future. If we are unable to generate substantial revenues through other strategic relationships or through our direct sales efforts, our business, operating results and financial position would be seriously harmed. For a discussion of the business terms of our relationship with AOL, see Note 12 to the Condensed Consolidated Financial Statements above, as well as "PurchasePro.com, Inc. and Subsidiary Notes to Consolidated Financial Statements - Note (3) - Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC.

OUR CURRENT SALES AND MARKETING STRATEGIES MAY NOT BE SUCCESSFUL.

     We have recently implemented new sales initiatives, including the addition of several new sales executives, and introduced our recently acquired e-Source reverse auction software product. We have limited history with both our new sales initiatives and sales of e-Source, and our new sales executives and sales and marketing strategies remain unproven. If unsuccessful, or if we are unable to successfully market and sell our e-Source product, our business could be seriously harmed.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES, AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

     We have never been profitable. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996, and as of June 30, 2001, we had an accumulated deficit of $246 million. Moreover, we expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues to achieve profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

CHANGES IN ACCOUNTING STANDARDS COULD ADVERSELY AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS.

     The application of accounting standards to the technology industry, and more specifically, the e-commerce software industry, may change. The impact of changes in the application of accounting standards cannot be determined given that accounting standards are continually modified as changes occur in the business environment. We have engaged in transactions with some of our strategic partners comprising more than one element, such as sales of our products and the issuance of equity instruments such as warrants to purchase our common stock. The Emerging Issues Task Force ("EITF") of the FASB is currently addressing a number of issues surrounding the accounting for multiple-element arrangements. If changes in existing accounting practices result from the conclusions reached by the EITF, these changes could affect our future operating results.

OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH MAY GIVE RISE TO ADDITIONAL SECURITIES LITIGATION.

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

     Furthermore, securities litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been, and may in the future be, the target of similar litigation. Securities litigation could result in substantial costs and damaging publicity and may divert management's attention and resources, which could seriously harm our business.

OUR  LIMITED  OPERATING  HISTORY  MAKES IT  DIFFICULT  TO  EVALUATE  OUR  FUTURE
PROSPECTS.

     We began operations in October 1996, and our business model and our ability to generate profits is unproven. We have entered into the majority of our contracts and significant relationships only within the last 34 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market, including risks associated with our recent acquisitions. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

WE FACE INTENSE COMPETITION IN THE BUSINESS-TO-BUSINESS E-COMMERCE MARKET, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY.

     The business-to-business e-commerce market is rapidly evolving and intensely competitive, which is expected to continue into the foreseeable future. This increased competition may result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. In addition to competition from several e-commerce trade communities, we also encounter competition from software providers such as Ariba and Commerce One. With respect to our e-Source reverse auction software, we encounter competition from software providers such as FreeMarkets. Further, we expect that additional companies will offer competing e-commerce products and services in the future. Barriers to entry are minimal, and competitors may develop and begin offering similar services. In the future, we may encounter competition from companies such as Microsoft, Peoplesoft, Oracle and SAP, as well as from our current customers, members and partners. Many of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. As a result, our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and may devote substantially more resources to product development. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. Our business could be severely harmed if we are not able to compete successfully against current or future competitors.

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

OUR SALES CYCLE FOR OUR PRODUCTS COULD CAUSE DELAYS IN REVENUE GROWTH.

     Our sales cycle for our products typically takes three to six months to complete and varies from contract to contract, but can be even longer for some contracts. Lengthy sales cycles could delay our generation of revenues from other services we provide to operate marketplaces for customers, including hosting and maintenance services. Our sales cycle for our marketplace products and services could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer, the potential customer's concern about establishing business practices and conducting business in new ways, and the level of competition that we encounter in our selling activities. Additionally, because the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In addition, we believe that the purchase of our products by a marketplace owner is often discretionary and generally involves a significant commitment of capital and other resources by the customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer's organization. Our sales cycle can be further extended for product sales made through third parties, including our resellers.

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

     The success of our business is dependent upon hiring and retaining suitable and skilled personnel. Competition for personnel, particularly for senior management personnel and employees with technical and sales expertise, is intense. If we are unable to attract or retain employees with the skills we require, our business would suffer.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2001, we held approximately $24.0 million of cash equivalents that included various short-term marketable securities. We also held $1.0 million in convertible notes. Given the nature of our investments, we do not expect an immediate 10 percent change in interest rates would have a material impact on our financial condition, results of operations or cash flows.

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

     Over twenty class action suits have been filed against us and a number of our current or former officers and directors in the United States District Court for the District of Nevada, the first of which was filed on April 26, 2001. The lawsuits allege certain violations of federal securities laws, and seek damages on behalf of a class of shareholders who purchased our common stock during defined periods. Several related shareholder derivative lawsuits have been filed in Nevada state court alleging various breaches of fiduciary duty by certain current or former officers and directors and effectively alleging the same allegations which are the subject of the federal securities class actions. We believe that the claims in the federal and state lawsuits are without merit and intend to defend against them vigorously.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2001 we granted options to purchase 751,000 shares of common stock to employees and certain directors of the Company under our 1999 Stock Option Plan. During the three months ended June 30, 2001, employees, consultants or other service providers of the Company exercised options to purchase 50,809 shares of common stock. During the three months ended June 30, 2001, one warrant holder exercised its warrant rights and purchased 1,122,278 shares of common stock by surrendering warrants to purchase 1,550 shares through a cashless exercise.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                                    DESCRIPTION
2.1               Stratton Warren Software,  Inc. Stock Purchase  Agreement dated October 30, 2000  (incorporated by reference to the Company's Current Report on Form 8-K, filed January 31, 2001).

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

10.12             AOL Interactive Marketing Agreement. ** #

10.13             Advanstar Warrant Agreement  Amendment No. 1 (incorporated by reference to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000).

10.14             Training  and  Management  Services  Agreement  by and between the Company and Gateway  Companies,
                  Inc., dated September 29, 2000.*** #

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

10.26*            Employment Agreement between the Company and Shawn P. McGhee. +++

10.27             Referral Agreement by and between the Company and C3 Capital, LLC.

10.28             Warrant Agreement by and between the Company and C3 Capital, LLC.

10.29             Warrant Agreement by and between the Company and C3 Capital, LLC.

10.30             Employment Agreement between the Company and Richard L. Clemmer.

10.31             Stock Option Agreement between the Company and Richard L. Clemmer.

10.32             Stock Option Agreement between the Company and Richard L. Clemmer.

10.33             Promissory Note between the Company and Richard L. Clemmer.

10.34             Employment Agreement between the Company and Allen R. Winder.

10.35             Amendment to Employment Agreement between the Company and Allen R. Winder.

10.36             Form of June 28, 2001 Offer Letter and Form of PurchasePro.com, Inc.
                  Stock Issuance Agreement relating to the Company's Stock Option Exchange
                  Program for Executive Officers.

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

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*** Incorporated by reference to the Company's Current Report on Form 8-K, filed October 23, 2000.

# Confidential treatment has been granted with respect to certain portions of this agreement.



      (b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the second quarter of 2001:

   DATE OF REPORT                      DESCRIPTION

April 20, 2001        Item 5, Other Events--PurchasePro completed its
                      acquisition of Net Research, Inc., a Florida corporation doing business as BayBuilder.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PURCHASEPRO.COM, INC.

Date: August 14, 2001              By:    /s/  Richard L. Clemmer
                                   ____________________________________________
                                   Richard L. Clemmer
                                   Vice Chairman,
                                   Chief Executive Officer,
                                   President and
                                   Chief Financial Officer