Form 10-Q
period 2001-09-30
PURCHASEPRO COM INC
filed 2001-11-14
CIK 1087831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                to

Commission File Number: 000-26465

PURCHASEPRO.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0385401 (I.R.S. Employer Identification No.)

7710 West Cheyenne Avenue, Las Vegas, Nevada (Address of principal executive offices)	89129 (Zip Code)

(702) 316-7000
(Registrant's telephone number, including area code)

7690 West Cheyenne Avenue,
Las Vegas, Nevada 89129
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 72,363,351 as of November 9, 2001.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Quarterly Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2000 and September 30, 2001 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2000 (unaudited) and September 30, 2001 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 (unaudited) and September 30, 2001 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities and Use of Proceeds	36
Item 6.	Exhibits and Reports on Form 8-K	37
	SIGNATURES	38

PART I. FINANCIAL INFORMATION

Item 1. Quarterly Financial Statements

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2000	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$86,335	$18,241
Restricted cash	—	1,824
Trade accounts receivable, net of allowance for doubtful accounts of $2,471 and $8,376, respectively	23,171	2,719
Other receivables	859	43
Prepaid expenses and other current assets	9,378	2,153

Total current assets	119,743	24,980
Property and equipment:
Computer equipment and software	49,620	53,676
Furniture and fixtures	2,327	3,267
Leasehold improvements	6,244	7,786

	58,191	64,729
Less—accumulated depreciation and amortization	(7,940)	(22,201)

Net property and equipment	50,251	42,528
Other assets:
Intangibles, net (Note 4)	123,410	16,178
Capitalized software development costs, net	5,516	24,111
Investments in other companies	15,718	1,176
Deposits and other	5,584	438

Total other assets, net	150,228	41,903

Total assets	$320,222	$109,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,248	$6,175
Accrued and other current liabilities	3,421	6,474
Deferred revenues	3,030	1,544
Current portion of long-term liabilities	22,255	6,098

Total current liabilities	48,954	20,291
Long-term liabilities	10,348	1,128

Total liabilities	59,302	21,419
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.01 par value; 190,000,000 shares authorized; 66,686,238 and 73,092,373 shares issued, respectively	667	731
Additional paid-in capital	414,667	443,201
Common stock in treasury at cost, 0 and 1,127,498 shares, respectively	—	(902)
Deferred stock-based compensation	(4,390)	(1,760)
Accumulated deficit	(151,552)	(352,480)
Accumulated other comprehensive income (loss)	1,528	(798)

Total stockholders' equity	260,920	87,992

Total liabilities and stockholders' equity	$320,222	$109,411

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2000	2001	2000	2001
	(In thousands, except per share amounts)
Revenues:
Software licenses	$11,330	$818	$12,815	$16,368
Network access and service fees	5,090	2,387	13,352	16,977
Advertising	648	201	2,102	2,397
Other	269	155	3,132	632

Total revenues	17,337	3,561	31,401	36,374
Cost of revenues	1,490	1,272	2,503	6,010

Gross profit	15,847	2,289	28,898	30,364
Operating expenses:
Sales and marketing (including stock-based compensation costs of $494, $59, $1,502 and $1,525; and warrant charges, including amortization, of $895, $4,770, $895, and $24,385)	12,990	9,975	31,178	63,809
Programming and development (including stock-based compensation costs of $69, $221, $215, and $776)	2,816	1,482	6,178	9,228
General and administrative (including stock-based compensation costs of $2,027, $918, $13,310, and $2,835)	9,384	19,057	31,140	58,659
Asset impairments and abandonments	—	98,004	—	115,804
Cancellation of AOL obligation	—	(19,766)	—	(19,766)
Employee termination benefits and other	—	—	—	4,380

Total operating expenses	25,190	108,752	68,496	232,114

Operating loss	(9,343)	(106,463)	(39,598)	(201,750)
Other income (expense):
Interest income (expense), net	1,112	64	3,545	822

Total other income	1,112	64	3,545	822

Net loss before benefit for income taxes	(8,231)	(106,399)	(36,053)	(200,928)
Benefit for income taxes	—	—	—	—

Net loss	$(8,231)	$(106,399)	$(36,053)	(200,928)

Net loss per share:
Basic	$(0.13)	$(1.46)	$(0.61)	$(2.82)

Diluted	$(0.13)	$(1.46)	$(0.61)	$(2.82)

Weighted average shares outstanding:
Basic	64,742	73,089	59,179	71,306

Diluted	64,742	73,089	59,179	71,306

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended, September 30,
	2000	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(36,053)	$(200,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,711	31,802
Amortization of stock-based compensation	15,027	5,136
Imputed interest	1,044	1,059
Provision for doubtful accounts	1,977	9,951
Non-cash sales and marketing expense	895	24,385
Asset impairments and abandonments	—	115,804
Employee termination benefits and other	—	4,380
Cancellation of AOL obligation	—	(19,766)
(Increase) decrease in:
Restricted cash	—	(1,824)
Trade accounts receivable	(22,586)	11,644
Other receivables	(603)	848
Prepaid expenses and other current assets	(3,371)	1,050
Increase (decrease) in:
Accounts payable	(1,228)	1,125
Accrued and other current liabilities	1,542	(1,641)
Deferred revenues	5,918	(2,122)

Net cash used in operating activities	(31,727)	(19,097)

Cash flows from investing activities:
Purchase of property and equipment	(18,411)	(21,191)
Investments in debt and equity securities	(4,002)	(1,000)
Proceeds from repayment of debt securities	—	1,000
Acquisitions, net of cash acquired	—	(3,441)
Marketing and technology development agreement	(25,000)	—
Software development and other	(1,958)	(15,948)

Net cash used in investing activities	(49,371)	(40,580)

Cash flows from financing activities:
Issuance of common stock, net	158,232	1,947
Issuance of preferred stock and warrants, net	400	—
Purchase of treasury stock	—	(902)
Repayment of long-term obligations	(6,096)	(9,462)

Net cash provided by (used in) financing activities	152,536	(8,417)

Increase (decrease) in cash and cash equivalents	71,438	(68,094)
Cash and cash equivalents:
Beginning of period	30,356	86,335

End of period	$101,794	$18,241

Non-cash investing and financing activities:
Issuance of common stock for acquisitions	$—	$14,500
Obligations under capital leases	$—	$1,879
Obligations under marketing and technology development agreements	$47,997	$—
Warrants issued	$64,000	$11

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The unaudited condensed consolidated financial statements of PurchasePro.com, Inc. and its subsidiaries, Hospitality Purchasing Systems, Inc., dba ProPurchasing Systems ("PPS"), Stratton Warren Software, Inc. ("Stratton Warren"), since its acquisition on January 16, 2001, and Net Research, Inc., dba BayBuilder ("BayBuilder"), since its acquisition on April 20, 2001 (collectively, the "Company") for the three and nine months ended September 30, 2000 and 2001, included herein, have been prepared by the Company in conformity with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and nine months ended September 30, 2000 and 2001. Certain reclassifications have been made to prior period financial statements to conform to the 2001 presentation, which have no effect on previously reported total revenue or net loss. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2001.

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

    Network Access and Service Fees:  Network access and service fees consist of member subscription fees, transaction fees, hosting, maintenance, and other service fees. Network access fees, including subscription, hosting, and maintenance fees, are recognized over the term of the executed contracts. Maintenance fees include the right to unspecified product upgrades over the life of the maintenance agreement. The Company has not provided specified upgrade rights or other upgrade rights outside of the maintenance agreements. These fees are generally terminable at any time by a customer with 30 days notice. Subscription fees are recorded, net of any discounts, ratably over the subscription period and deferred revenues are recorded for amounts received before services are provided. Transaction fees are recognized in the period the transaction occurs.

    For software licensees who contract with the Company to host their marketplaces, hosting revenue is recognized over the period the hosting services are provided. Hosting contracts generally are terminable on 30-days notice and do not impact the license and maintenance agreement.

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

    The total cash outlay for these activities is expected to be approximately $3.4 million. The remaining $976,000 consists of non-cash charges primarily for asset write-offs. Through September 30, 2001, approximately $2.7 million had been paid.

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

    For the three months ended September 30, 2001, the Company recorded operating charges of $2.0 million to write down several of its investments in private companies due to impairments that were deemed to be other than temporary. For the nine months ended September 30, 2001, total write-downs of investments in private companies totaled $12.2 million.

  Asset Impairments and Abandonments

    As a result of deteriorating business conditions and the termination of certain agreements, the Company undertook a review of its assets to determine whether their carrying amounts may not be recoverable.

    For the three months ended September 30, 2001, the Company recorded operating charges of $98.0 million for the impairment of certain assets. The charges consist of approximately $71.0 million that stems from the termination of certain contracts with AOL (see Note 12), approximately $15.5 million related to certain intangible assets (see Note 4), and approximately $9.5 million related to the write-off of internally developed software (see Note 5).

    During the second quarter of 2001, the Company recorded operating charges of approximately $7.6 million for the impairment of certain assets. The charge consisted of approximately $6.1 million related to prepaid assets which the Company has abandoned and expects to receive no future economic benefit, approximately $1.3 million related to the write-off of purchased software and approximately $231,000 for the write-off of certain furniture and fixtures the Company expects to dispose of as a result of the office space consolidation. Included in the $6.1 million prepaid asset write-off is approximately $5.3 million related to the abandonment of the Company's in-store kiosk program with Office Depot.

(4) Intangible Assets

    At December 31, 2000 and September 30, 2001, intangible assets consisted of the following (in thousands):

	December 31, 2000	September 30, 2001
		(Unaudited)
AOL marketing and technology agreements	$92,518	$—
Gateway training and marketing agreement	38,160	22,672
Goodwill and other intangibles	980	9,613

	131,658	32,285
Less — accumulated amortization	(8,248)	(16,107)

Net intangible assets	$123,410	$16,178

  Gateway Training and Marketing Agreement

    In September 2000, the Company entered into agreements with Gateway pursuant to which, among other things, Gateway agreed to provide the Company with certain training and marketing services. The services were to be rendered during a two-year period expiring in September 2002. The aggregate value of the services to be delivered under the contract shall be more than $40 million, but less than $56.7 million.

    In consideration of the training and marketing services to be rendered, the Company issued three separate warrants to purchase an aggregate of 3,000,000 shares of Company common stock at an exercise price of $29.75 per share. Of the warrants, 1,000,000 vested upon issuance and became exercisable immediately; another 1,000,000 vested and became exercisable on October 31, 2000. The remaining 1,000,000 warrants may vest and become exercisable over a period of eighteen months, with one share vesting for each $40 in revenue generated from transaction fees charged for transactions executed over the Gateway Marketplaces. The value of these warrants, using the Black Scholes model, totaled $38.2 million. At the time of issuance of the warrants, the minimum value of the training and marketing services to be received was determined to be at least equal to the value of the warrants. The training services were valued based upon the estimated number of training units to be offered and the estimated fair value of each unit using information obtained from other companies that provide similar training services. The marketing services were valued based primarily upon the estimated number of icons to be placed on computers sold by Gateway to their small- and medium-sized business customers, based on third party quotes. The value of these marketing and training services was recorded as an asset and has been amortized over the life of the contract on the faster of the straight-line basis or as the services are used.

    During the third quarter of 2001, vested warrants to acquire 2,000,000 shares of common stock expired unexercised. Also, during the third quarter 2001, the Company began evaluating Gateway's ability to deliver under the contractual terms. To date, Gateway continues to provide the contractual services, although much more slowly than originally planned, in part due to decreased demand for desktop computers. As of September 30, 2001, one half of the contract period has expired, but Gateway has delivered less than five percent of its total obligation under the contract. In addition, current economic conditions may also make delivery of all of the remaining obligated training and marketing services during the remaining contract term unfeasible. Based on these factors, and discussions the Company has had with Gateway, the Company made its best estimate of the realizable fair value of the benefits it would receive as a result of Gateway's anticipated performance under the contract. As a result of the analysis, the Company wrote down the training and marketing asset by $15.5 million. This write down is included in the "Asset impairments and abandonments" line item on the Condensed Consolidated Statements of Operations.

  Goodwill and Other Intangibles

    In connection with the acquisition of Stratton Warren in January 2001, the Company recorded goodwill of $3.9 million, which represents the excess purchase price paid for the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over its estimated economic life of five years. Amortization of goodwill amounted to approximately $201,000 and $598,000 for the three and nine months ended September 30, 2001, respectively.

    The Company also recorded $1.2 million in other intangible assets, representing the fair value of a non-competition and non-disclosure agreement related to the Stratton Warren acquisition. The fair value of the agreement was determined by an independent third-party appraisal. The non-compete asset is being amortized on a straight-line basis over the two-year life of the contract. Amortization of the non-compete asset totaled approximately $150,000 and $450,000 for the three and nine months ended September 30, 2001, respectively.

    In connection with the acquisition of BayBuilder (see Note 11), the Company recorded goodwill of $3.5 million, which represents the excess purchase price paid for the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over its estimated economic life of five years. Amortization of goodwill for the three months ended September 30, 2001 totaled approximately $135,000, and $271,000 since acquisition through September 30, 2001.

(5) Capitalized Software Development Costs

    The Company capitalizes the cost of internally developed software in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility of the product or enhancement. Also included in capitalized software development costs at September 30, 2001 is $8.5 million related to the fair value of internally developed software acquired from Stratton Warren and $5.8 million related to the fair value of internally developed software acquired from BayBuilder. The fair value of the acquired software was determined by an independent third-party appraisal.

    Amortization of capitalized computer software development costs generally begins when the products or enhancements are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally three years). The internally developed software acquired from Stratton Warren and BayBuilder is being amortized on a straight-line basis over its estimated useful life of five years. Amortization of capitalized software development costs amounted to $165,000 and $829,000 for the three months ended September 30, 2000 and 2001, respectively. Amortization of capitalized software development costs amounted to $405,000 and $2.3 million for the nine months ended September 30, 2000 and 2001, respectively.

    During the quarter ended September 30, 2001, the Company completed an evaluation of certain capitalized software development assets as part of its restructuring that was commenced in June 2001. This evaluation assessed the product development objectives and direction of the Company and the realizability of future revenue from certain in-process projects. As a result of the evaluation, certain in-process projects were abandoned. Approximately $9.5 million of such capitalized software development costs were written off during the quarter ended September 30, 2001. This write off is included in the "Asset impairments and abandonments" line item on the Condensed Consolidated Statements of Operations.

(6) Contingencies

    The Company is party to a class action suit filed against it and a number of current or former officers and directors in the United States District Court for the District of Nevada, Case No. CV-S-01-0483-JLQ(PAL), which results from the consolidation of other suits, the first of which was filed on or about April 26, 2001. The class action suit alleges certain violations of federal securities laws, and seeks damages on behalf of a class of shareholders who purchased the Company's common stock during defined periods. A related shareholder derivative lawsuit is also filed in District Court, Clark County, Nevada, Case No. A436614, which also results from the consolidation of other suits, the first of which was filed on June 28, 2001, alleging various breaches of fiduciary duty by certain current or former officers and directors and effectively alleging the same allegations which are the subject of the federal securities class actions. Management believes that the claims in the federal and state lawsuits are without merit and intends to defend them vigorously.

    In February 2001, All Creative Technologies, Inc. (the "Plaintiff") filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, Case No. A43337, against PurchasePro.com, Charles E. Johnson, Jr., the Company's former Chairman and CEO, and Ranel Erickson, the Company's former VP of Research and Development. The complaint alleges violations of the Nevada Racketeering, Influence and Corruption Act ("RICO"), misappropriation of trade secrets by Mr. Johnson and Mr. Erickson, unlawful acquisition of trade secrets by the Company, and breach of contract by Mr. Johnson. The complaint seeks compensatory damages in excess of $10,000 for each of the four causes of action, treble damages with respect to the civil RICO claim, and exemplary damages with respect to the unlawful acquisition of trade secrets, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although the Company is currently unable to predict the ultimate outcome of this lawsuit, management believes there is no merit to the suit and intends to vigorously defend this action.

    In October 2001, Verizon Yellow Pages Company filed a lawsuit in District Court, Clark County, Nevada, Case No. A440979, against the Company. The complaint alleges breach of contract, unjust enrichment and monies due and owing, and seeks compensatory damages in excess of $10,000 for each of the three causes of action, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although the Company is currently unable to predict the ultimate outcome of this lawsuit, management believes there is no merit to the suit and intends to vigorously defend this action.

    The Company is named as a nominal defendant in a suit filed in June 2001 in the United States District Court for the Southern District of Florida, Case No. 01-8529 against Office Depot, Inc. and the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended, which results from the purchase and sale of the Company's securities by Office Depot. The complaint seeks recovery on the Company behalf of certain short-swing profits allegedly received by Office Depot in violation of Section 16(b). There can be no assurance that the Company will receive any funds as a result of this suit. Although the Company is only a nominal defendant in this action, it may be required to expend time and money to resolve it.

    The Company is involved in other various routine legal proceedings incidental to its normal course of business. The Company does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

    In August 2001, the Company entered into an agreement with the former principal shareholder of BayBuilder to repurchase shares of common stock issued in connection with the acquisition of Baybuilder. The agreement requires the Company to establish a letter of credit for the former shareholder in the amount of $1.8 million. This shareholder may draw down on the letter of credit if the Company fails to make scheduled payments to the shareholder. The Company is required to make two payments of approximately $912,000 in October 2001 and January 2002. The October payment was made to the shareholder as required. The letter of credit is collateralized by a certificate of deposit and is classified as restricted cash on the Condensed Consolidated Balance Sheets (see Note 7).

(7) Stockholders' Equity

  Common Stock and Stock Options

    During the three months ended September 30, 2001, the Company issued 7,500 shares of common stock upon the exercise of stock options under the Company's stock option plans. During the nine months ended September 30, 2001, the Company issued 1,811,320 shares of common stock upon exercises of options under the Company's stock option plans.

  2001 Supplemental Stock Option Plan

    The 2001 Supplemental Stock Option Plan (the "2001 Plan") was adopted by the Company's Board of Directors in June 2001. The 2001 Plan provides for the issuance of up to 1,000,000 shares of common stock, incentive stock options ("ISOs"), or non-statutory stock options to non-executive employees, independent contractors and advisers. The exercise price for non-statutory stock options is generally at least 100 percent of the fair market value of the stock on the date of grant. Vesting provisions are determined at the time of grant. Vesting provisions for options granted during the quarter ended September 30, 2001 were 10 percent vested immediately, 20 percent vested in 3 months, 20 percent in 1 year, and the remaining 50 percent in two years.

    During the three months ended September 30, 2001, the Company granted options to purchase 2,635,250 shares of common stock to employees and certain directors of the Company under our 1999 Stock Option Plan and 2001 Supplemental Stock Option Plan.

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

    In January 2001, the Company entered into an agreement with C3 Capital, LLC, ("C3") whereby C3 can earn warrants to purchase up to 1,100,000 shares of common stock for revenue generated from referrals. The exercise price for 550,000 of such shares is $11.00 and the exercise price for the remaining 550,000 of such shares is the market price at the time the shares are earned and vested. During the nine months ended September 30, 2001, the Company recorded a charge of approximately $62,000, computed using the Black-Scholes option pricing model, for performance under the agreement.

  Treasury Stock

    In August 2001, the Company entered into an agreement with a shareholder group to repurchase shares of common stock issued in connection with the acquisition of Baybuilder. In connection therewith, the Company reacquired 1,127,498 common shares at $2.00 per share. Fair market value on the date of the agreement was $0.80 per share. The difference between fair value and the purchase price totaled $1.4 million and has been included in General and administrative expenses on the Condensed Consolidated Statements of Operations. The common stock acquired is presented as Common stock held in treasury at cost on the Condensed Consolidated Balance Sheets.

(8) Deferred Stock-Based Compensation

    The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock-based awards when the exercise price of each grant equals or exceeds the fair value of the underlying common stock as of the grant date for each award. With respect to the stock-based awards granted since inception through September 30, 2001, the Company recorded deferred stock-based compensation of $28.5 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the award grant. This amount is being amortized over the vesting period of the individual grants, which is generally two to five years.

    In June 2001, the Company cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares are restricted. Of the shares vested upon issuance, 358,176 were cancelled upon surrender in consideration of income tax withholding requirements for the value on the date of issuance of such vested shares. The Company recorded stock-based compensation on the date of issuance of $3.2 million for the fair value of the common stock of which $1.6 million was recorded as deferred stock-based compensation related to the unvested portion. The deferred stock-based compensation will be amortized over the vesting period.

(9) Net Loss Per Share

    Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

    Options to purchase 4,466,618 and 9,551,965 shares of common stock were outstanding at September 30, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

    Warrants to purchase 13,344,446 and 3,494,446 shares of common stock were outstanding at September 30, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

(10) Comprehensive Loss

    Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted of unrealized gains and losses on securities classified as available-for-sale. The components of comprehensive income are as follows (in thousands of dollars):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2000	2001	2000	2001
Net loss	$8,231	$126,165	$36,053	$220,694
Unrealized loss on securities	3,423	901	4,367	2,326

Total comprehensive loss	$11,654	$127,066	$40,420	$223,020

(11) BayBuilder Acquisition

    In March 2001, the Company announced it had signed a definitive agreement to acquire BayBuilder, a provider of self-service strategic sourcing technology for Fortune 1000 companies. On April 20, 2001, the Company completed the acquisition of BayBuilder for $3.0 million in cash and $5.5 million in common stock. The transaction was accounted for using the purchase method of accounting with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed. Consequently, the Company allocated $5.8 million of the purchase price to acquired software technologies and $3.5 million to goodwill. The pro forma effects of the BayBuilder acquisition on the Company's Condensed Consolidated Financial Statements were not material.

(12) America Online Transactions

  Revenue

    During the three months ended September 30, 2001, the Company recognized no revenue from AOL. During the nine months ended September 30, 2001, the Company recognized $9.0 million of network access fee revenue paid by AOL, on behalf of its subscribers, as a promotional subscription offer. In addition, the Company recognized $10.1 million in license fee revenue referred to the Company. The Company also recognized $896,000 of advertising revenue during the nine months ended September 30, 2001 related to a revenue sharing arrangement with AOL. In total, 55 percent of total revenues resulted from our relationship with AOL for the nine months ended September 30, 2001.

  Prepaid Advertising

    In January 2001, the Company entered into a Promotional Agreement with AOL Time Warner, Inc. (the "Agreement"), whereby the Company paid $5.0 million to AOL Time Warner for advertising across certain offline and television media through December 2001. As of September 30, 2001, approximately $490,000 remained as a prepaid asset.

  Warrants

    In April 2001, AOL exercised its remaining vested performance-based warrant rights and purchased 1,122,278 shares of common stock by surrendering warrants to purchase 1,550 shares through a cashless exercise. The warrants were earned by AOL under the amended November 2000 Warrant Agreement. As of March 31, 2001, AOL had earned all performance-based warrants under the amended November 2000 Warrant Agreement. As of April 2001, AOL had exercised all performance-based warrant rights under the amended November 2000 Warrant Agreement.

  Mutual Release and Termination of AOL Marketing and Technology Development Agreements

    In June 2001, the Company began discussions with AOL regarding its existing relationship, including its future required payments to AOL under the Interactive Marketing Agreement and the Technology Development Agreement each dated March 15, 2000, between the Company and AOL. The Company notified AOL that it did not expect to make any further payments under those agreements, pursuant to which the Company has paid approximately $49.8 million, in aggregate, through September 30, 2001. As consideration for release of the Company's payment obligation under such agreements, the Company proposed various modifications to the Interactive Marketing and the Technology Development Agreements as well as other existing arrangements that resulted in the abandonment of the Company's rights to certain advertising and technology assets under such agreements. In September 2001, a termination agreement was signed. Approximately $71.0 million, net of accumulated amortization, that related to these agreements has been included in the Asset impairments and abandonments caption on the Condensed Consolidated Statements of Operations. In addition, since the Company is no longer required to make any further payments under the Interactive Marketing Agreement and the Technology Development Agreement, the cancellation of the obligation was recognized as an offset to operating expenses of approximately $19.8 million on the Condensed Consolidated Statements of Operations. Also, in connection with the termination, AOL made a one-time payment to the Company of $1.5 million in satisfaction of existing obligations.

(13) Related Party Transactions

    A former member of the Company's board of directors also serves on the board of directors or has an ownership interest in two companies that the Company utilizes for software consulting projects. The Company paid $0 and $6.9 million to these companies during the nine months ended September 30, 2000 and 2001, respectively.

(14) Recently Issued Accounting Standards

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, which supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS No. 141 be accounted for using only the purchase method. SFAS No. 141 is required to be adopted for all business combinations initiated after June 30, 2001.

    Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of SFAS No. 142 will result in the Company's discontinuation of goodwill amortization; however, the Company will be required to test goodwill at least annually for impairment. The Company had net unamortized goodwill at September 30, 2001 of $6.1 million. During the nine months ended September 30, 2001, the Company recorded goodwill amortization of $533,000. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative change in accounting principle effective January 1, 2002. Management is currently evaluating the impact that adoption of SFAS No. 142 will have on its financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on our financial condition or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively.

    The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial condition or results of operations.

(15) Subsequent Events

    In response to continued deteriorating business conditions, the Company effected a headcount downsizing on October 23, 2001. This downsizing was aimed at reducing future operating costs and increasing operating cash flows. The Company reduced headcount by approximately 50 percent. In addition, the Company restructured executive management responsibilities and also intends to reduce certain senior management compensation. Anticipated savings for the quarter ending December 31, 2001 from the headcount reduction and other related employee cost reductions are approximately $1.0 million, net of estimated termination benefits of $800,000. Due to the reduced headcount, the need for office space has dramatically decreased. Accordingly, leasehold improvements of $920,000, related amortization of $23,000 and other additional costs currently being quantified, including furniture and equipment abandonments, associated with vacating the space, are expected to be expensed in the quarter ending December 31, 2001. Other key components of this plan include the implementation additional pricing models for current product offerings and an examination of current financing opportunities aimed at increasing the Company's available cash.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    This Management's Discussion and Analysis of Results of Operations and Financial Condition for the three and nine months ended September 30, 2000 and 2001 and as of September 30, 2001, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the Company's December 31, 2000 Annual Report on Form 10-K filed with the SEC.

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

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2000	2001	2000	2001
Revenues:
Software licenses	65.4%	23.0%	40.8%	45.0%
Network access and service fees	29.3	67.0	42.5	46.7
Advertising	3.7	5.6	6.7	6.6
Other	1.6	4.4	10.0	1.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	8.6	35.7	8.0	16.5

Gross profit	91.4	64.3	92.0	83.5
Operating expenses:
Sales and marketing	75.0	280.1	99.3	175.4
Programming and development	16.2	41.6	19.6	25.4
General and administrative	54.1	535.1	99.2	161.3
Asset impairments and abandonments	—	2,752.1	—	318.4
Cancellation of AOL obligation	—	(555.1)	—	(54.3)
Employee termination benefits and other	—	—	—	12.0

Total operating expenses	145.3	3,053.8	218.1	638.2

Operating loss	(53.9)	(2,989.5)	(126.1)	(554.7)
Other income	6.4	1.9	11.3	2.3

Net loss	(47.5)%	(2,987.6)%	(114.8)%	(552.4)%

Comparison of the Three Months Ended September 30, 2000 and September 30, 2001

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

    Our net revenues decreased from $17.3 million for the three months ended September 30, 2000, to $3.6 million for the three months ended September 30, 2001. The decrease between periods resulted from lower software license fees and network access and service fees. Software license fee revenue decreased from $11.3 million to $818,000 between periods due primarily to fewer sales of our e-marketplace software products. The decrease is attributed to a softening of the U.S. economy that has resulted in lower demand for our products. Network access and service fee revenue decreased from $5.1 million to $2.4 million between periods. Prior year results included a promotional subscription offer of $3.0 million paid by Office Depot during 2000. Absent the promotional offer, network access fees were consistent between periods. Advertising revenues decreased from $648,000 to $201,000 between periods as a result of a decline in advertising fees generated from preferred suppliers. Other revenues decreased from $269,000 to $155,000 between periods due to a decline in revenues generated by Pro Purchasing Systems, one of our subsidiaries. During the three months ended September 30, 2000, three customers accounted for approximately 48 percent of net revenues. During the three months ended September 30, 2001, one customer accounted for approximately 11 percent of net revenues. No revenues were recognized in connection with AOL during the three months ended September 30, 2001.

    Cost of Revenues.  Our cost of revenues consists primarily of costs for operating the public and private marketplace networks and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues declined from $1.5 million to $1.3 million for the three months ended September 30, 2000 and 2001, respectively. The decrease was primarily a result of the year over year decrease in personnel in our customer service and project management departments. Expenses related to personnel costs decreased from $1.0 million to $702,000 for the three months ended September 30, 2000 and 2001, respectively. We expect that our cost of revenues will decrease in absolute dollars in future periods as a result of cost controlling measures recently implemented.

    Sales and Marketing.  Our sales and marketing expenses are comprised primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and promotional activities. Our sales and marketing expenses decreased from $13.0 million to $10.0 million between periods. We recognized stock-based compensation costs of $494,000 and $59,000 for the three months ended September 30, 2000 and 2001, respectively. We also recognized non-cash charges of $895,000 and $4.8 million for the three months ended September 30, 2000 and 2001, respectively, related to the amortization of marketing assets acquired with previously issued warrants. Excluding these non-cash items, sales and marketing expenses decreased from $11.6 million to $5.1 million for the three months ended September 30, 2000 and 2001, respectively. Personnel costs decreased from $4.9 million to $3.0 million for the three months ended September 30, 2000 and 2001, respectively. The decrease was attributed to headcount reductions between periods. Also contributing to the decrease between periods is a $5.0 million decrease in marketing and promotional activities. Prior year results include a charge for $3.9 million related to our advertising efforts with Office Depot.

    Programming and Development.  Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of $69,000 and $221,000 for the three months ended September 30, 2000 and 2001, respectively. Exclusive of the non-cash charges, our programming and development expenses decreased from $2.7 million to $1.3 million between periods. The decrease is attributable to a decrease in our personnel costs, decreased use of contracted consultants, and a decrease in software maintenance costs. Expenses related to programming and development personnel decreased $137,000 between periods. Contractor costs decreased $881,927 between periods. A portion of our personnel costs is capitalized and will be amortized over the life of the software asset. We expect that our programming and development expenses will decrease in absolute dollars due to reduced headcount.

    General and Administrative.  Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. We also recognized stock-based compensation costs of $2.0 million and $918,000 for the three months ended September 30, 2000 and 2001, respectively. Exclusive of these costs, our general and administrative expenses increased from $7.4 million to $18.1 million for the three months ended September 30, 2000 and 2001, respectively. Personnel costs increased from $1.3 million to $2.7 million between periods due to non-recurring costs to attract and retain our executives. Depreciation and amortization increased from $2.1 million to $6.2 million between periods, mainly related to additions of furniture, fixtures, equipment and intangible assets. Additionally, bad debt expense increased from $1.3 million to $2.4 million for the three months ended September 30, 2000 and 2001, respectively. The increase is a result of management's evaluation of the collectibility of receivables from certain customers who experienced severe operating and cash flow problems in the quarter ended September 30, 2001. Professional fees increased from $838,000 to $3.2 million between periods. We expect that our general and administrative expenses will decrease in absolute dollars as a result of cost cutting measures and the absence of certain executive compensation expenses.

    Asset Impairments and Abandonments.  As a result of deteriorating business conditions, continued economic weakness and determination of certain AOL agreements, we undertook a review of our assets to determine whether their carrying amounts may not be recoverable. As a result, we recorded a $98.0 million charge for the impairment and abandonment of certain assets during the three months ended September 30, 2001. Included in the charge is $71.0 million related to the termination of certain agreements and $2.0 million for the write-down of certain investments in private companies due to impairments that were deemed to be other than temporary. We also recorded a charge for $9.5 million related to the abandonment of certain software development projects that no longer fit into our current business model.

    In September 2001, we terminated certain agreements with AOL. As a result of this termination agreement, we recorded a charge for $71.0 million related to certain marketing and technology development assets that have no future economic value due to the termination of certain agreements. We also recorded a gain from the cancellation of the AOL obligation. The amount totaled approximately $19.8 million.

    During the quarter ended September 30, 2001, we completed an evaluation of certain capitalized software development assets as part of our restructuring that was commenced in June 2001. This evaluation assessed product development objectives and direction of the Company and the realizability of future revenue from certain in-process projects. As a result of the evaluation, certain in-process projects were abandoned. Approximately $9.5 million of such capitalized software development costs were written off during the quarter ended September 30, 2001.

    During the third quarter of 2001, vested warrants issued to Gateway to acquire 2,000,000 shares of common stock expired unexercised. Also, during the third quarter of 2001, we began evaluating Gateway's ability to deliver under the contractual terms of the training and marketing agreement. To date, Gateway continues to provide the contractual services, although much more slowly than originally anticipated in part due to decreased demand for desktop computers. As of September 30, 2001, one half of the contract period has expired, but Gateway has delivered less than five percent of its total obligation under the contract. In addition, current economic conditions may also make delivery of all of the remaining obligated training and marketing services during the remaining contract term unfeasible. Based on these factors, and discussions with Gateway, we estimated the realizable fair value of the benefits we could receive as a result of Gateway's anticipated performance under the contract. As a result of the analysis, we wrote down the training and marketing asset by $15.5 million.

    Other Income (Expense).  Interest income decreased from $1.6 million to $259,000 for the three months ended September 30, 2000 and 2001, respectively. The decrease resulted from lower average cash balances during the quarter. Our interest expense decreased from $519,000 to $264,000 for the three months ended September 30, 2000 and 2001, respectively. The decrease resulted primarily from a reduction of debt obligations, primarily payments to AOL and the termination of the AOL agreements.

Comparison of the Nine Months Ended September 30, 2000 and September 30, 2001

    Revenues.  Our net revenues increased from $31.4 million for the nine months ended September 30, 2000, to $36.4 million for the nine months ended September 30, 2001. The increase resulted primarily from growth in our software license fees and network access fees. Software license fee revenue increased from $12.8 million to $16.4 million between periods. Referrals from AOL accounted for approximately 62 percent of the current period's license fee revenue. Our network access and service fee revenue increased from $13.4 million to $17.0 million between periods. The prior period included a promotional subscription offer paid by Office Depot on behalf of its subscribers that totaled approximately 60 percent of network access and services fees. The current period includes two promotional subscription offers paid by Office Depot and AOL on behalf of their subscribers that total approximately 59 percent of network access and service fees. Both of these revenue streams are nonrecurring. Advertising revenues increased slightly from $2.1 million to $2.4 million between periods. Included in current year results are revenues generated from advertising on the AOL network that accounted for approximately 37 percent of the total. Excluding those revenues, advertising revenue has declined due to several preferred suppliers leaving our global network. Other revenues decreased from $3.1 million to $632,000 between periods due to a one-time project during 2000 to develop multiple web sites for a customer. During the nine months ended September 30, 2000, one customer accounted for 27 percent of net revenues, while another customer accounted for 11 percent of net revenues. During the nine months ended September 30, 2001, AOL accounted for 27 percent of net revenues, and two other customers each contributed 10 percent of net revenues. In total, 55 percent of our revenues resulted from our relationship with AOL, as a customer and through referrals, for the nine months ended September 30, 2001. We anticipate substantially lower revenues to be generated from our relationship with AOL in future periods.

    Cost of Revenues.  Our cost of revenues consists primarily of costs for operating the public and private marketplace networks and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues increased from $2.5 million to $6.0 million for the nine months ended September 30, 2000 and 2001, respectively. The increase was primarily a result of the year over year increase in customer service and project management personnel. Expenses related to personnel costs increased from $1.8 million to $3.6 million between periods. Other items also contributing to the increase between periods were domain registration, ISP and hardware/software maintenance costs. We expect that our cost of revenues will decrease in absolute dollars in future periods, as a result of cost controlling measures recently implemented.

    Sales and Marketing.  Our sales and marketing expenses are comprised primarily of non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased from $31.2 million to $63.8 million between periods. We recognized non-cash charges of $895,000 and $24.4 million during the nine months ended September 30, 2000 and 2001, respectively, related to the issuance of warrants to our marketing partners. We also recognized stock-based compensation costs of $1.5 million during each of the nine months ended September 30, 2000 and 2001, respectively. Excluding these non-cash charges, sales and marketing expenses increased from $28.8 million to $37.9 million between periods. The amortization related to our AOL marketing asset increased $12.5 million between periods. Personnel costs decreased from $14.8 million to $12.0 million between periods as a result of headcount reductions. Travel and related costs decreased $630,000 between periods. We expect that our sales and marketing expenses will decrease in absolute dollars as a result of reduced headcount and the elimination of non-cash AOL warrant charges under the strategic marketing partner agreement.

    Programming and Development.  Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of $215,000 and $776,000 for the nine months ended September 30, 2000 and 2001, respectively. Exclusive of the non-cash charges, our programming and development expenses increased from $6.0 million to $8.5 million for the nine months ended September 30, 2000 and 2001, respectively. Expenses related to programming and development personnel increased from $4.2 million to $5.7 million between periods. Professional services fees decreased from $960,000 to $658,000 over the same period. Software maintenance costs increased from $156,000 to $999,000 between periods as a result of a more extensive array of development tools used by our programming personnel. Amortization of capitalized software development costs also contributed to the increase in the current period. A portion of our personnel costs is capitalized and will be amortized over the life of the software asset. We expect that our programming and development expenses will decrease in absolute dollars due to reduced headcount.

    General and Administrative.  Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. We also recognized stock-based compensation costs of $13.3 million and $2.8 million for the nine months ended September 30, 2000 and 2001, respectively. Exclusive of these non-cash charges, our general and administrative expenses increased from $17.8 million to $55.8 million for the nine months ended September 30, 2000 and 2001, respectively. The increase is primarily attributable to increased personnel costs, bad debt expense and depreciation and amortization. Personnel costs increased from $4.1 million to $13.1 million between periods, resulting from an increase in size of our executive and administrative staff, as well as non-recurring costs to attract and retain our executives. Depreciation and amortization increased from $4.2 million to $17.8 million for the nine months ended September 30, 2000 and 2001, respectively, mainly related to additions of furniture, fixtures, equipment and intangible assets. Additionally, bad debt expense increased from $2.0 million to $10.0 million for the nine months ended September 30, 2000 and 2001, respectively. The increase is a result of management's evaluation of the collectibility of receivables from certain customers who experienced severe operating and cash flow problems in the quarter ended September 30, 2001. Professional fees increased from $2.2 million to $5.8 million between periods. We expect that our general and administrative expenses will decrease in absolute dollars as a result of cost cutting measures and the absence of certain executive compensation expenses.

    Asset Impairments and Abandonments.  As a result of deteriorating business conditions, continued economic weakness, and the termination of certain AOL agreements, we undertook a review of our assets to determine whether their carrying amounts may not be recoverable. As a result, we have recorded charges for $98.0 million for the impairment and abandonments of certain assets during the nine months ended September 30, 2001. Included in the charge is $71.0 million related to the termination of certain AOL agreements, $12.2 million for the write-down of certain investments in private companies due to impairments that were deemed to be other than temporary, $6.1 million for prepaid assets for which the Company expects to receive no future economic benefit, $10.8 million for the write-off of purchased and internally developed software and approximately $231,000 for the write-off of certain furniture and fixtures that we expect to dispose of as a result of the office space consolidation. Included in the $6.1 million prepaid asset write-off is approximately $5.3 million related to the abandonment of our in-store kiosk program with Office Depot.

    During the nine months ended September 30, 2001, we completed an evaluation of certain capitalized software development assets as part of our restructuring that was commenced in June 2001. This evaluation assessed product development objectives and direction of the Company and the realizability of future revenue from certain in-process projects. As a result of the evaluation, certain in-process projects were abandoned. Approximately $9.5 million of such capitalized software development costs were written off during the nine months ended September 30, 2001.

    In September 2001, we terminated certain agreements with AOL. As a result of this termination agreement, we recorded a charge for $71.0 million related to certain marketing and technology development assets that have no future economic value due to the termination of these agreements. We also recorded a gain from the cancellation of the AOL obligation. The amount totaled approximately $19.8 million.

    During the third quarter of 2001, vested warrants issued to Gateway to acquire 2,000,000 shares of common stock expired unexercised. Also, during the third quarter of 2001, we began evaluating Gateway's ability to deliver under the contractual terms of the training and marketing agreement. To date, Gateway has, and continues to provide the contractual services, although, much more slowly than originally anticipated. As of September 30, 2001, one half of the contract period has expired, but

Gateway has delivered less than five percent of its total obligation under the contract. In addition, current economic conditions may also make delivery of all of the remaining obligated training and marketing services during the remaining contract term unfeasible. Based on these factors, and discussions with Gateway, we estimated the realizable fair value of the benefits we could receive as a result of Gateway's anticipated performance under the contract. As a result of the analysis, we wrote down the training and marketing asset by $15.5 million.

    Employee Termination Benefits and Other.  In response to deteriorating business conditions, management recognized the need to structure its operations around its core competencies and enhance shareholder value. During June 2001, management approved a plan to dramatically reduce headcount and consolidate operations in an effort to preserve cash and better align resources with lower anticipated demand. As a result, we recorded a $4.4 million charge for termination costs, fixed asset write-offs and the consolidation of certain offices at our main campus in Las Vegas.

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

    Fixed asset write-offs totaled approximately $427,000 for the nine months ended September 30, 2001. The write-off relates primarily to abandoned computer equipment that resulted from headcount reductions.

    Office consolidation costs totaled approximately $803,000 for the nine months ended September 30, 2001. Consolidation costs consist of contractual lease commitments for office space being vacated, as well as leasehold improvements in office space being vacated.

    The total cash outlay for these activities is expected to be approximately $3.4 million. The remaining $976,000 consists of non-cash charges primarily for asset write-offs. As of September 30, 2001 cash outlays related to these activities were approximately $2.7 million.

    In October 2001, due to lower than forecasted revenues and a continuation of deteriorating business conditions, management approved another plan to dramatically reduce headcount and further consolidate operations in an effort to preserve cash and align resources with expected demand. As a result of these actions, an estimated charge will be recorded during the fourth quarter of 2001 for $7.0 million for termination costs, fixed asset write-offs, and other related costs.

    Stock-Based Compensation.  During the nine months ended September 30, 2001, we cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares are restricted. Of those shares vested upon issuance, 358,176 were cancelled upon surrender in consideration of income tax withholding requirements for the value on the date of issuance of such vested shares. We recorded stock-based compensation on the date of issuance of $3.2 million for the fair value of the common stock of which $1.6 million was recorded as deferred stock-based compensation related to the unvested portion. There were no charges to deferred stock-based compensation for the corresponding prior period. The deferred stock-based compensation is being amortized over the vesting periods of the related grants. Amortization of deferred stock-based compensation totaled $15.0 million and $5.1 million for the nine months ended September 30, 2000 and 2001, respectively. This cost has been allocated to the appropriate expense categories.

    Other Income (Expense).  Interest income decreased from $4.6 million to $1.9 million for the nine months ended September 30, 2000 and 2001, respectively. The decrease resulted from lower average cash balances during the quarter. Interest expense remained unchanged at $1.1 million for the nine months ended September 30, 2000 and 2001, respectively. The expense resulted primarily from imputed interest on long-term payment obligations with AOL that were terminated in September 2001.

Liquidity and Capital Resources

    Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the nine months ended September 30, 2000 and 2001, we used $31.7 million and $19.1 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities.

    For the nine months ended September 30, 2000 and 2001, we used cash totaling $49.4 million and $40.6 million, respectively, in our investing activities. Net cash used in investing activities for the nine months ended September 30, 2000 includes a $25.0 million payment made to AOL in March 2000 under our marketing and technology development agreements and purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2001 consists primarily of expenditures for software, computers and related equipment purchases, as well as capitalized software development costs. Our investing activities for the nine months ended September 30, 2001, also include the acquisition of Stratton Warren and BayBuilder.

    Net cash provided by financing activities for the nine months ended September 30, 2000 was $152.6 million. The cash provided includes the net proceeds of our follow-on public offering in February 2000. Net cash used in financing activities for the nine months ended September 30, 2001 was $8.4 million, which includes payments of $9.5 million to under long-term obligation, including the AOL marketing and technology development agreements, payments to acquire treasury stock of $902,000, offset by proceeds of $1.9 million for the exercise of employee stock options.

    As of September 30, 2001, our principal source of liquidity was approximately $18.2 million of cash and cash equivalents, $1.8 million in restricted cash and $2.7 million in net trade accounts receivable. On October 23, 2001, we took significant steps to reduce our cash operating expenses, including headcount and facilities cost reductions. As a result of these measures, we expect that during the fourth quarter of 2001, our estimated cash operating expenses will be reduced to approximately $11.5 million from $15.5 million during third quarter of 2001, and that our normal and recurring cash operating expenses will be approximately $5.5 million per quarter thereafter. We believe that this reduction, along with our cash, cash equivalents and net trade accounts receivable and expected sales, will enable us to fund our operating activities for at least the next twelve months. However, if we are unable to achieve the reduction of cash operating expense we anticipate or new sales we currently project, or if we are required to make additional non-recurring cash payments, there can be no assurance that our cash, cash equivalents and net accounts receivable will be sufficient to fund our operations for such period.

    In addition, we are currently pursuing various financing alternatives, including the public or private sale of additional shares of our common stock or the issuance of either debt or equity securities convertible into shares of our common stock. There can be no assurance that any such additional financing will be available on terms we find acceptable or at all. Although we believe that we will be able to fund our operating activities for at least the next twelve months even if we do not obtain such additional financing, in the event our operating expenses are greater than we expect, if our expected sales are less than our current projections, or if we are required to make additional non-recurring cash payments, failure to raise additional capital could severely harm our business, financial condition and results of operations.

Risk and Uncertainties

    The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

We may not be able to raise additional capital on acceptable terms, if at all.

    As of September 30, 2001, our principal source of liquidity was approximately $22.8 million of cash, cash equivalents and net trade accounts receivable. Based on our current projections for our cash requirements and our current revenue forecasts, we believe that we have sufficient cash, cash equivalents, and net trade receivables to fund our operating activities for at least the next twelve months. Furthermore, given the deteriorating business conditions we have experienced recently and the limited duration of our sales efforts with respect to our e-Source products and services, there can be no assurance that we will be able to meet our current revenue forecasts. In the event future revenues are not generated and/or if actual cash operating expenditures exceed levels currently estimated by management, we will need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all, and in the case of equity financing may result in significant dilution to our stockholders. Failure to raise capital when needed will severely harm our business, financial condition and results of operations, as we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

We are involved in shareholder suits and other legal proceedings and cannot predict their outcome.

    We are involved in shareholder suits and other legal proceedings described on page 35 in Part II, Item 1, Legal Proceedings. The outcome of these lawsuits and any other legal proceedings in which we are or may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

    We have never been profitable. We may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996, and as of September 30, 2001, we had an accumulated deficit of $352 million. Moreover, we expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues to achieve profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

Our quarterly operating results may be volatile and difficult to predict.

    Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance. Our quarterly operating results may fluctuate significantly due to the following factors, many of which are outside our control:

  •
  demand for and market acceptance of our products and services;
  •
  inconsistent growth, if any, of our member base;
  •
  loss of key customers or strategic partners;
  •
  timing of the recognition of revenue for large contracts;
  •
  intense and increased competition;
  •
  introductions of new products, services or enhancements;
  •
  our ability to control costs;

  •
  our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;
  •
  changes in our pricing policies and business model or those of our competitors;
  •
  integration of our recent and any future acquisitions;
  •
  success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;
  •
  customer budget cycles and changes in these budget cycles; and
  •
  general economic factors, including an economic slowdown or recession.

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

    We expect to decrease our operating expenses. Any non-cash expenses related to the issuance of warrants to purchase our common stock could fluctuate significantly as a result of fluctuations in the fair market value of our common stock. If our revenues do not increase along with these expenses or if we experience significant fluctuations in non-cash expenses related to these warrants, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.

Our current sales and marketing strategies may not be successful.

    We have recently implemented and will continue to implement new sales initiatives, including the restructuring of our sales team, and recently introduced our acquired e-Source reverse auction software product. We have limited history with both our new sales initiatives and sales of e-Source, and our restructured sales team and our new sales and marketing strategies remain unproven. If unsuccessful, or if we are unable to successfully market and sell our e-Source product, our business could be seriously harmed.

Our sales cycle for our products could cause delays in revenue growth.

    Our sales cycle for our products typically takes three to nine months to complete and varies from contract to contract, but can be even longer for some contracts. Lengthy sales cycles could delay our generation of revenues from other services we provide to operate marketplaces for customers, including hosting and maintenance services. Our sales cycle for our marketplace products and services could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer, the potential customer's concern over our financial viability, the potential customer's concern about establishing business practices, and conducting business in new ways, and the level of competition that we encounter in our selling activities. Additionally, because the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In addition, we believe that the purchase of our products by a marketplace owner is often discretionary and generally involves a significant commitment of capital and other resources by the customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer's organization. Our sales cycle can be further extended for product sales made through third parties, including our resellers.

We depend heavily on our strategic relationships with our partners.

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

    We depended on AOL, both directly and as a source of referrals and other indirect sales to customers, for a substantial portion of our revenues during the first two quarters of 2001. We derived no revenue from this relationship during third quarter 2001, and we do not anticipate substantial revenues from our relationship with AOL to continue in the future given the termination of our relationship. If we are unable to generate substantial revenues through other strategic relationships or through our direct sales efforts, our business, operating results and financial position would be seriously harmed. For a discussion of the business terms of our relationship with AOL, see Note 12 to the Condensed Consolidated Financial Statements above, as well as "PurchasePro.com, Inc. and Subsidiary Notes to Consolidated Financial Statements—Note (3)—Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC.

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

    Our stock price has fluctuated dramatically. The market price of the common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

  •
  variations in our quarterly operating results;
  •
  announcements that our revenue or income are below expectations;
  •
  changes in market valuations of similar companies;
  •
  sales of large blocks of our common stock;
  •
  announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
  •
  loss of a major customer or failure to complete significant license transactions;
  •
  loss of a major strategic partner;
  •
  additions or departures of key personnel; and
  •
  fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

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

    We began operations in October 1996, and our business model and our ability to generate profits is unproven. We have entered into the majority of our contracts and significant relationships only within the last 37 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market, including risks associated with our recent acquisitions. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

We face intense competition in the business-to-business e-commerce market, and we cannot assure you that we will be able to compete successfully.

    The business-to-business e-commerce market is rapidly evolving and intensely competitive, which is expected to continue into the foreseeable future. This increased competition may result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. In addition to competition from several e-commerce trading communities, we also encounter competition from software providers such as Ariba and Commerce One. With respect to our e-Source reverse auction software, we encounter competition from software providers such as FreeMarkets. Further, we expect that additional companies will offer competing e-commerce products and services in the future. Barriers to entry are minimal, and competitors may develop and begin offering similar services. In the future, we may encounter competition from companies such as Microsoft, Peoplesoft, Oracle and SAP, as well as from our current customers, members and partners. Many of our current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. As a result, our competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing policies or may try to attract users by offering services for free and may devote substantially more resources to product development. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. Our business could be severely harmed if we are not able to compete successfully against current or future competitors.

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

  •
  fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

  •
  encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;
  •
  experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services;
  •
  experience deferrals in orders in anticipation of new products or releases of our e-marketplace software; or
  •
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

  •
  e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;
  •
  businesses may not be able to implement e-commerce software applications;
  •
  increased government regulation or taxation may adversely affect the viability of e-commerce;
  •
  insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and
  •
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

    We update and maintain extensive databases of member's products and services and records of transactions executed by members. Our computer systems and databases must allow for expansion as a member's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems, which could cause a disruption in our service and our ability to provide accurate information to our members. These problems may result in a loss of members, which could severely harm our business. Some of our customer contracts provide for service level guarantees for the accuracy of data. Our fail ure to satisfy these service level guarantees could result in liability or termination of the contract and a loss of business, and our business and our reputation would suffer.

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

  •
  the impact of recessions in economies outside the United States, especially in Asia;
  •
  changes in regulatory requirements;
  •
  reduced protection for intellectual property rights in some countries;
  •
  potentially adverse tax consequences;
  •
  difficulties and costs of staffing and managing foreign operations;
  •
  political and economic instability;
  •
  fluctuations in currency exchange rates;
  •
  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  •
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

  •
  divide our board of directors into three classes;
  •
  authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;
  •
  prohibit stockholder action by written consent; and
  •
  establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

    Further, certain provisions of Nevada law make it more difficult for a third party to acquire us. Some of these provisions:

  •
  establish a supermajority stockholder voting requirement to approve an acquisition by a third party of a controlling interest; and
  •
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    At September 30, 2001, we held approximately $18.2 million of cash equivalents that included various short-term marketable securities. Given the nature of our investments, we do not expect an immediate 10 percent change in interest rates would have a material impact on our financial condition, results of operations or cash flows.

    We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    We are a party to a class action suit filed against us and a number of our current or former officers and directors in the United States District Court for the District of Nevada, Case No. CV-S-01-0483-JLQ(PAL), which results from the consolidation of other suits, the first of which was filed on or about April 26, 2001. The class action suit alleges certain violations of federal securities laws, and seeks damages on behalf of a class of shareholders who purchased our common stock during defined periods. A related shareholder derivative lawsuit is also filed in District Court, Clark County, Nevada, Case No. A436614, which also results from the consolidation of other suits, the first of which was filed on June 28, 2001, alleging various breaches of fiduciary duty by certain current or former officers and directors and effectively alleging the same allegations which are the subject of the federal securities class actions. We believe that the claims in the federal and state lawsuits are without merit and intend to defend them vigorously.

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

    In October 2001, Verizon Yellow Pages Company filed a lawsuit in District Court, Clark County, Nevada, Case No. A440979, against us. The complaint alleges breach of contract, unjust enrichment and monies due and owing, and seeks compensatory damages in excess of $10,000 for each of the three causes of action, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe there is no merit to the suit and intend to vigorously defend this action.

    We are named as a nominal defendant in a suit filed in June 2001 in the United States District Court for the Southern District of Florida, Case No. 01-8529 against Office Depot, Inc. and us under Section 16(b) of the Securities Exchange Act of 1934, as amended, which results from the purchase and sale of our securities by Office Depot. The complaint seeks recovery on our behalf of certain short-swing profits allegedly received by Office Depot in violation of Section 16(b). There can be no assurance that we will receive any funds as a result of this suit. Although we are only a nominal defendant in this action, we may be required to expend time and money to resolve it.

    We are involved in other various routine legal proceedings incidental to our normal course of business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

    During the three months ended September 30, 2001, we granted options to purchase 2,635,250 shares of common stock to employees and certain directors of the Company under our 1999 Stock Option Plan and 2001 Supplemental Stock Option Plan. During the three months ended September 30,

2001, employees, consultants or other service providers of the Company exercised options to purchase 7,500 shares of common stock.

Item 5. Other Information

    The date of our 2001 annual meeting of stockholders will be December 10, 2001, which date is more than 30 calendar days later than the date of our 2000 annual meeting of stockholders.

    If a stockholder wishes to have a stockholder proposal included in our proxy statement for our 2001 annual meeting, the stockholder must give timely notice of the proposal in writing to: Secretary of PurchasePro.com, Inc. at 7710 West Cheyenne Avenue, Las Vegas, NV 89129. Under the present rules of the SEC, the deadline for stockholders to submit proposals to be considered for inclusion in the Company's proxy statement for the 2001 annual meeting of stockholders will be November 26, 2001. Any proposal received at the Company's executive offices after such date will be considered untimely and may be excluded from the proxy statement and form of proxy for the 2001 annual meeting.

    In addition, the proxy solicited by our board of directors for the 2001 annual meeting will confer discretionary authority to vote on any stockholder proposal presented for that meeting, unless the Company receives notice of such proposal by November 26, 2001.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Mutual Release and Termination Agreement by and between the Company and AOL dated September 15, 2001. (Confidential treatment has been requested with respect to certain portions of the document.)
  (b)
  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the third quarter of 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURCHASEPRO.COM, INC.

Date: November 14, 2001	By:	/s/ Mark R. Donachie Mark R. Donachie Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Quarterly Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES