Form 10-K405/A
period 2000-12-31
PURCHASEPRO COM INC
filed 2001-12-13
CIK 1087831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-K/A

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 73,674,849 as of December 4, 2001.

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of December 4, 2001 was $50.8 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

    Certain exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated in Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-K

We are making this filing to add additional information about certain transactions to which we are or were a party. We do not believe that any of these revisions is material.

                             PURCHASEPRO.COM, INC.
                                   FORM 10-K
                               DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                     --------
                                           PART II
 5.                    Market for Registrant's Common Equity and Related
                       Stockholder Matters.........................................      3
 6.                    Selected Consolidated Financial Data........................      4
 7.                    Management's Discussion and Analysis of Financial Condition
                       and
                       Results of Operations.......................................      5
7a.                    Quantitative and Qualitative Disclosures about Market
                       Risk........................................................     24
 8.                    Financial Statements and Supplementary Data.................     25
 9.                    Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure....................................     61

                                           PART IV
14.                    Exhibits, Financial Statement Schedules and Reports on Form
                       8-K.........................................................     61
                       Signatures..................................................     63

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

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses...............................  $    --    $    --    $    --    $     --   $ 34,860
  Network access and service fees.................       --        513      1,308       4,092     23,546
  Advertising.....................................       --         --         --       1,142      3,219
  Other...........................................       --        162        362         783      3,366
                                                    -------    -------    -------    --------   --------
    Total revenues................................       --        675      1,670       6,017     64,991
Cost of revenues..................................       --        214        445         836      4,487
                                                    -------    -------    -------    --------   --------
Gross profit......................................       --        461      1,225       5,181     60,504
Operating expenses:
  Sales and marketing.............................       22      1,179      3,841      61,850     77,980
  Programming and development.....................       87        802        971       2,616      9,135
  General and administrative......................       10      1,345      2,896      12,846     41,251
  Impairment of assets............................       --         --         --          --     12,112
                                                    -------    -------    -------    --------   --------
    Total operating expenses......................      119      3,326      7,708      77,312    140,478
                                                    -------    -------    -------    --------   --------
Operating loss....................................     (119)    (2,865)    (6,483)    (72,131)   (79,974)
Other income (expense):
  Interest income (expense), net..................       (4)      (120)      (317)        469      4,507
  Other...........................................       --         --         --        (279)     2,656
                                                    -------    -------    -------    --------   --------
    Total other income (expense)..................       (4)      (120)      (317)        190      7,163
                                                    -------    -------    -------    --------   --------
Net loss before benefit for income taxes..........     (123)    (2,985)    (6,800)    (71,941)   (72,811)
Benefit for income taxes..........................       --         --         --          --         --
                                                    -------    -------    -------    --------   --------
Net loss..........................................     (123)    (2,985)    (6,800)    (71,941)   (72,811)
Preferred stock dividends.........................       --         --       (245)       (511)        --
Accretion of preferred stock to redemption
  value...........................................       --         --        (90)       (131)        --
Value of preferred stock beneficial conversion
  feature.........................................       --         --         --      (9,400)        --
                                                    -------    -------    -------    --------   --------
Net loss applicable to common stockholders........  $  (123)   $(2,985)   $(7,135)   $(81,983)  $(72,811)
                                                    =======    =======    =======    ========   ========
Loss per share:
  Basic...........................................  $ (0.01)   $ (0.13)   $ (0.28)   $  (2.44)  $  (1.15)
                                                    =======    =======    =======    ========   ========
  Diluted.........................................  $ (0.01)   $ (0.12)   $ (0.26)   $  (2.39)  $  (1.15)
                                                    =======    =======    =======    ========   ========
Weighted average shares outstanding:
  Basic...........................................   23,100     23,100     25,800      33,598     63,399
                                                    =======    =======    =======    ========   ========
  Diluted.........................................   24,780     24,780     27,480      34,273     63,399
                                                    =======    =======    =======    ========   ========

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1996       1997       1998       1999       2000
                                                      --------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...........................    $  1      $    8     $1,690    $30,356    $86,335
Working capital (deficit)...........................     (49)     (1,907)       907     28,439     70,789
Total assets........................................      70         609      2,745     66,477    320,222
Notes payable.......................................     133       2,567      1,545         25         --
Long-term liabilities, net of current portion.......      --          --         --         --     10,348
Redeemable convertible preferred stock..............      --          --      6,339         --         --
Total stockholders' equity (deficit)................    (113)     (2,709)    (5,881)    61,854    260,920

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

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1998          1999          2000
                                                              --------      --------      --------
Revenues
  Software licenses.........................................       --%            --%        53.6%
  Network access and service fees...........................     78.3           68.0         36.2
  Advertising...............................................       --           19.0          5.0
  Other.....................................................     21.7           13.0          5.2
                                                               ------       --------       ------
                                                                100.0          100.0        100.0
Cost of revenues............................................     26.6           13.9          6.9
                                                               ------       --------       ------
Gross profit................................................     73.4           86.1         93.1
Operating expenses
  Sales and marketing.......................................    230.0        1,027.9        120.0
  Programming and development...............................     58.2           43.5         14.1
  General and administrative................................    173.4          213.5         63.4
  Impairment of assets......................................       --             --         18.6
                                                               ------       --------       ------
    Total operating expenses................................    461.6        1,284.9        216.1
                                                               ------       --------       ------
Operating loss..............................................   (388.2)      (1,198.8)      (123.0)
Other income (expense)......................................    (19.0)           3.2         11.0
                                                               ------       --------       ------
Net loss....................................................   (407.2)      (1,195.6)      (112.0)
Preferred stock dividends, accretion of preferred stock to
  redemption value and value of preferred stock beneficial
  conversion feature........................................    (20.0)        (166.9)          --
                                                               ------       --------       ------
Net loss applicable to common stockholders..................   (427.2)%     (1,362.5)%     (112.0)%
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

    Our net revenues increased from $6.0 million for the year ended
December 31, 1999, to $65.0 million for the year ended December 31, 2000. Substantially all of this increase resulted from growth in our software license and network access and service fees. Software license revenue increased from $0 to $34.9 million for the year ended December 31, 1999 and December 31, 2000, respectively. Our network access and service fee revenue increased from $4.1 million for the year ended December 31, 1999, to $23.5 million for the year ended December 31, 2000. Of the increase, $11 million relates to a sales agreement with Office Depot, Inc., whereby Office Depot paid the network access fees for 100,000 subscribers for a one-year period through January 2001. Also contributing to the increase is $4.9 million paid by AOL for 100,000 subscribers. AOL paid these subscription fees on behalf of 100,000 of its subscribers as a one-month promotional subscription offer for the month of December 2000. In addition, we depend on AOL for a substantial portion of our revenues. During the year ended December 31, 2000 AOL referred $10.5 million of revenue to us and resold $6.6 million of software licenses. We anticipate that future revenues from our AOL relationship will constitute a substantial portion of our revenues for the foreseeable future. Advertising revenues increased from $1.1 million to $3.2 million for the years ended December 31, 1999 and 2000, respectively. Other revenues, which include transaction fees and participation fees of our purchasing aggregator subsidiary, PPS, and other ancillary services, increased from $783,000 for the year ended December 31, 1999, to $3.4 million for the year ended December 31, 2000, of which $2.3 million related to a one-time contract to build network access web sites for one customer. During the year ended December 31, 1999, no customers accounted for more than 10 percent of net revenues. During the year ended December 31, 2000, two customers each accounted for 18 percent of net revenues.

    During the year ended December 31, 2000, we acquired certain software technology from third-parties to which we also sold our own software products. The acquired technology is used by us in a hosted environment and will only be available to customers who pay for such services. The acquired technology is not part of the software products sold by us. In accordance with the provisions of Accounting Principles Board Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and EITF No. 00-3, APPLICATION OF AICPA STATEMENT OF POSITION 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE, we determined the acquired technology was to be used as internal use software, and therefore recorded the acquired assets at their fair value of approximately $20.6 million as computer equipment and software. We also recognized revenue from the sale of our software at fair value based on our own vendor specific objective evidence. Total revenue for the year ended
December 31, 2000 from these software sales totaled approximately $8.8 million, and no individual transaction was in excess of 10 percent of total revenues.

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

    SALES AND MARKETING EXPENSES. Our sales and marketing expenses are comprised of primarily non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased from $61.8 million to $78.0 million between years. During the year ended December 31, 1999, we recognized non-cash charges of $50.9 million related to the issuance of stock options and warrants issued to strategic marketing partners. During the year ended December 31, 2000, we recognized non-cash charges of $2.8 million and $30.0 million related to the issuance of common stock and warrants, respectively. We issued common stock to re-acquire certain geographic marketing rights that, in 1999, we had sold to a then-member of our board of directors. The warrants were issued in connection with referrals from customers referred by AOL (see Note 7 to the Consolidated Financial Statements included herein). Sales and marketing expenses for the year ended December 31, 2000, also included $895,000 for amortization of editorial content, until the asset was determined to be impaired in the fourth quarter of 2000. We also recognized stock-based compensation costs of $1.7 million and $2.0 million for the years ended December 31, 1999 and 2000, respectively. Exclusive of the non-cash charges, sales and marketing expenses increased from $9.2 million for the year ended December 31, 1999, to $42.3 million for the year ended December 31, 2000. This increase is primarily attributable to an increase in our marketing, promotional and branding efforts. Expenses related to our sales and marketing personnel increased from $5.9 million for the year ended December 31, 1999 to $19.3 million for the year ended December 31, 2000. Expenses associated with our marketing activities increased from $2.0 million for the year ended December 31, 1999, to $19.1 million for the year ended December 31, 2000. Travel and related costs increased from $1.1 million for the year ended December 31, 1999, to $1.8 million for the year ended December 31, 2000. We expect that our sales and marketing expenses will continue to increase, both in absolute dollars and as a percentage of net revenues, a result of charges under strategic marketing partner agreements (See Note 7 of the Notes to Consolidated Financial Statements) and other increased marketing efforts.

    PROGRAMMING AND DEVELOPMENT EXPENSES. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of $250,000 and $285,000 for the years ended December 31, 1999 and 2000, respectively. Exclusive of the non-cash charges, our programming and development expenses increased from $2.4 million for the year ended December 31, 1999, to $8.9 million for the year ended December 31, 2000. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $2.0 million for the year ended December 31, 1999, to $5.8 million for the year ended December 31, 2000. A portion of the personnel costs was capitalized and will be amortized over the life of the software asset. Amortization of software assets totaled $521,000 for 2000. Contract labor and consulting costs increased from $53,000 to $1.1 million during the year ended December 31, 1999 and 2000, respectively. We expect that our programming and development expenses will increase in absolute dollars as we anticipate continuing to develop and enhance our network capabilities, but remain relatively constant as a percentage of net revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. We also recognized stock-based compensation costs of $3.8 million and $14.8 million for the years ended December 31, 1999 and 2000, respectively. Exclusive of these costs our general and administrative expenses increased from $9.0 million for the year ended December 31, 1999, to $26.4 million for the year ended December 31, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff and operating facilities, and increased depreciation. Expenses related to our general and administrative staff increased from $2.9 for the year ended December 31, 1999, to $5.9 million for the year ended December 31, 2000. Professional fees and outside services incurred increased from $1.5 million to $3.7 million between years. Facilities costs increased from $1.6 million for the year ended December 31, 1999, to $4.2 million for the year ended December 31, 2000, as the result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $1.1 million for the year ended December 31, 1999, as compared to $3.4 million for the year ended December 31, 2000. The increase corresponds primarily to the increase in our revenues. Depreciation and amortization also increased over the same periods from $895,000 to $7.0 million, respectively. This increase is mainly related to the addition of computer equipment and leasehold improvements. We expect that our general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of net revenues.

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

    SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased from $3.8 million for the year ended December 31, 1998 to $61.8 million for the year ended December 31, 1999. During the year ended December 31, 1999, we recognized non-cash charges of $800,000 and $50.1 million related to the issuance of stock options and warrants, respectively, issued to strategic marketing partners. During the year ended December 31, 1999, we also recognized stock-based compensation costs of $1.7 million. Excluding non-cash charges, the increase in sales and marketing expenses was primarily attributable to an increase in the size of our sales force. Expenses that related to personnel costs of sales and marketing personnel increased from $2.2 million for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. Travel and related costs increased from $437,000 for the year ended
December 31, 1998, to $1.1 million for the year ended December 31, 1999. Costs associated with our marketing activities increased from $362,000 for the year ended December 31, 1998, to $2.0 million for the year ended December 31, 1999.

    PROGRAMMING AND DEVELOPMENT EXPENSES. Our programming and development expenses increased from $971,000 for the year ended December 31, 1998, to $2.6 million for the year ended December 31, 1999. We recognized stock-based compensation costs of $250,000 during the year ended December 31, 1999. Exclusive of the non-cash charges, the increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $851,000 for the year ended December 31, 1998, to $2.0 million for the year ended December 31, 1999.

In 1999, we capitalized $396,000 of internal expenses related to programming and development personnel who worked directly on the development of new services on the network or on private network development. These costs are being amortized over a 24-month period.

    GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased from $2.9 million for the year ended December 31, 1998, to $12.8 million for the year ended December 31, 1999. We also recognized stock-based compensation costs of $3.8 million for the year ended December 31, 1999. Exclusive of these costs, the increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $1.3 million for the year ended December 31, 1998, to $2.9 million for the year ended December 31, 1999. Professional fees increased from $222,000 to $1.5 million for the year ended December 31, 1998 and 1999, respectively, due to recruiting fees and legal fees related to items not associated with the initial public offering. Facilities costs increased from $723,000 for the year ended December 31, 1998 to $1.6 million for the year ended December 31, 1999, as the result of our move into our new corporate location and our expansion into new geographic areas throughout late 1998 and early 1999. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $127,000 for the year ended December 31, 1998, as compared to $1.1 million for the year ended December 31, 1999. The increase resulted primarily from the increase in our revenues, and a better knowledge of the estimated bad debt percentage based on our collection experience. Our depreciation increased from $253,000 for the year ended December 31, 1998, to $847,000 for the year ended December 31, 1999. The increase is due to the addition of computer hardware and software used to enhance the capabilities of the network.

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

    LIQUIDITY AND CAPITAL RESOURCES

    Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the years ended December 31, 1998, 1999 and 2000, we used $6.0 million, $12.6 million and $21.4 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities. For the year ended December 31, 2000 our cash used in operating activities included an increase in our trade accounts receivable of $24.6 million. Days sales outstanding, a measure of the typical time to collect an accounts receivable balance, increased from 118 days to 130 days between years. The increase is primarily attributable to billings under terms of our software license contracts entered into during the fourth quarter of 2000.

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

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Software licenses.........................................  $    --    $     --   $ 34,860
  Network access and service fees...........................    1,308       4,092     23,546
  Advertising...............................................       --       1,142      3,219
  Other.....................................................      362         783      3,366
                                                              -------    --------   --------
    Total revenues..........................................    1,670       6,017     64,991
Cost of revenues............................................      445         836      4,487
                                                              -------    --------   --------
Gross profit................................................    1,225       5,181     60,504
Operating expenses:
  Sales and marketing (including stock-based compensation
    costs of $0, $1,708 and $1,994; and warrant charges,
    including amortization, of $0, $50,925 and $33,665).....    3,841      61,850     77,980
  Programming and development (including stock-based
    compensation costs of $0, $250 and $285)................      971       2,616      9,135
  General and administrative (including stock-based
    compensation costs of $0, $3,820 and $14,835)...........    2,896      12,846     41,251
  Impairment of assets......................................       --          --     12,112
                                                              -------    --------   --------
    Total operating expenses................................    7,708      77,312    140,478
                                                              -------    --------   --------
Operating loss..............................................   (6,483)    (72,131)   (79,974)
Other income (expense):
  Interest income (expense), net............................     (317)        469      4,507
  Other.....................................................       --        (279)     2,656
                                                              -------    --------   --------
    Total other income (expense)............................     (317)        190      7,163
                                                              -------    --------   --------
Net loss before benefit for income taxes....................   (6,800)    (71,941)   (72,811)
Benefit for income taxes....................................       --          --         --
                                                              -------    --------   --------
Net loss....................................................   (6,800)    (71,941)   (72,811)
Preferred stock dividends...................................     (245)       (511)        --
Accretion of preferred stock to redemption value............      (90)       (131)        --
Value of preferred stock beneficial conversion feature......       --      (9,400)        --
                                                              -------    --------   --------
Net loss applicable to common stockholders..................  $(7,135)   $(81,983)  $(72,811)
                                                              =======    ========   ========
Loss per share:
  Basic.....................................................  $ (0.28)   $  (2.44)  $  (1.15)
                                                              =======    ========   ========
  Diluted...................................................  $ (0.26)   $  (2.39)  $  (1.15)
                                                              =======    ========   ========
Weighted average shares outstanding:
  Basic.....................................................   25,800      33,598     63,399
                                                              =======    ========   ========
  Diluted...................................................   27,480      34,273     63,399
                                                              =======    ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                              REDEEMABLE CONVERTIBLE             ------------------------------------------------
                                                  PREFERRED STOCK
                                     -----------------------------------------
                                          SERIES A              SERIES B            COMMON STOCK       ADDITIONAL     DEFERRED
                                     -------------------   -------------------   -------------------    PAID-IN      STOCK-BASED
                                      SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION
                                     --------   --------   --------   --------   --------   --------   ----------   -------------
Balance, December 31, 1997........        --    $    --         --    $     --    23,100      $231      $    168       $    --
Effect of recapitalization........        --         --         --          --        --        --        (3,108)           --
Issuance of common stock..........        --         --         --          --     6,900        69            (2)           --
Redemption and retirement of
  common stock....................        --         --         --          --    (7,200)      (72)           72            --
Contribution by principal
  stockholder.....................        --         --         --          --        --        --         1,782            --
Charge for services...............        --         --         --          --        --        --           720            --
Issuance of Series A preferred
  stock, net of issuance costs and
  value of warrants issued........     6,300      4,004         --          --        --        --           996            --
Issuance of warrants to holders of
  notes payable...................        --         --         --          --        --        --           398            --
Issuance of Series B preferred
  stock pursuant to subscription
  agreements......................        --         --         --       2,000        --        --            --            --
Preferred stock dividends.........        --        245         --          --        --        --          (245)           --
Accretion of preferred stock to
  redemption value................        --         90         --          --        --        --           (90)           --
Net loss..........................        --         --         --          --        --        --            --            --
                                      ------    -------     ------    --------    ------      ----      --------       -------
Balance, December 31, 1998........     6,300      4,339         --       2,000    22,800       228           691            --
Issuance of common stock, net of
  offering costs..................        --         --         --          --    13,800       138        49,376            --
Issuance of common stock to Series
  A stockholders..................        --         --         --          --     1,350        14           (14)           --
Issuance of Series B preferred
  stock, net of issuance costs....        --         --      9,900          --        --        --         9,400            --
Mandatory conversion of Series A
  and Series B preferred stock to
  shares of common stock..........    (6,300)    (4,743)    (9,900)    (11,638)   16,200       162        16,219            --
Issuance of warrants to strategic
  marketing partners..............        --         --         --          --        --        --        60,872            --
Strategic partner option grant....        --         --         --          --        --        --           800            --
Exercise of warrants..............        --         --         --          --     1,680        17           (11)           --
Exercise of options...............        --         --         --          --       537         5           478            --
Deferred stock-based
  compensation....................        --         --         --          --        --        --         9,719        (9,719)
Amortization of deferred
  stock-based compensation........        --         --         --          --        --        --            --         5,778
Preferred stock dividends.........        --        280         --         231        --        --          (511)           --
Accretion of preferred stock to
  redemption value................        --        124         --           7        --        --          (131)           --
Value of preferred stock
  beneficial conversion feature...        --         --         --       9,400        --        --        (9,400)           --
Net loss..........................        --         --         --          --        --        --            --            --
Unrealized gain on marketable
  securities......................        --         --         --          --        --        --            --            --
                                      ------    -------     ------    --------    ------      ----      --------       -------
Balance, December 31, 1999........        --         --         --          --    56,367       564       137,488        (3,941)
Issuance of common stock, net of
  offering costs..................        --         --         --          --     4,000        40       150,619            --
Issuance of common stock to
  marketing partner...............        --         --         --          --       100         1         2,768            --
Issuance of warrants to strategic
  marketing partners..............        --         --         --          --        --        --        94,360            --
Exercise of warrants..............        --         --         --          --     1,187        12            (6)           --
Exercise of options...............        --         --         --          --     5,032        50        11,875            --
Deferred stock-based
  compensation....................        --         --         --          --        --        --        17,563       (17,563)
Amortization of deferred
  stock-based compensation........        --         --         --          --        --        --            --        17,114
Net loss..........................        --         --         --          --        --        --            --            --
Change in unrealized gain on
  securities, including realized
  gain of $2,658 included in net
  loss............................        --         --         --          --        --        --            --            --
                                      ------    -------     ------    --------    ------      ----      --------       -------
Balance, December 31, 2000........        --    $    --         --    $     --    66,686      $667      $414,667       $(4,390)
                                      ======    =======     ======    ========    ======      ====      ========       =======

                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                    ----------------------------------------

                                                    ACCUMULATED
                                                       OTHER
                                    ACCUMULATED    COMPREHENSIVE
                                      DEFICIT          INCOME        TOTAL
                                    ------------   --------------   --------
Balance, December 31, 1997........   $  (3,108)        $   --       $ (2,709)
Effect of recapitalization........       3,108             --             --
Issuance of common stock..........          --             --             67
Redemption and retirement of
  common stock....................          --             --             --
Contribution by principal
  stockholder.....................          --             --          1,782
Charge for services...............          --             --            720
Issuance of Series A preferred
  stock, net of issuance costs and
  value of warrants issued........          --             --            996
Issuance of warrants to holders of
  notes payable...................          --             --            398
Issuance of Series B preferred
  stock pursuant to subscription
  agreements......................          --             --             --
Preferred stock dividends.........          --             --           (245)
Accretion of preferred stock to
  redemption value................          --             --            (90)
Net loss..........................      (6,800)            --         (6,800)
                                     ---------         ------       --------
Balance, December 31, 1998........      (6,800)            --         (5,881)
Issuance of common stock, net of
  offering costs..................          --             --         49,514
Issuance of common stock to Series
  A stockholders..................          --             --             --
Issuance of Series B preferred
  stock, net of issuance costs....          --             --          9,400
Mandatory conversion of Series A
  and Series B preferred stock to
  shares of common stock..........          --             --         16,381
Issuance of warrants to strategic
  marketing partners..............          --             --         60,872
Strategic partner option grant....          --             --            800
Exercise of warrants..............          --             --              6
Exercise of options...............          --             --            483
Deferred stock-based
  compensation....................          --             --             --
Amortization of deferred
  stock-based compensation........          --             --          5,778
Preferred stock dividends.........          --             --           (511)
Accretion of preferred stock to
  redemption value................          --             --           (131)
Value of preferred stock
  beneficial conversion feature...          --             --         (9,400)
Net loss..........................     (71,941)            --        (71,941)
Unrealized gain on marketable
  securities......................          --          6,484          6,484
                                     ---------         ------       --------
Balance, December 31, 1999........     (78,741)         6,484         61,854
Issuance of common stock, net of
  offering costs..................          --             --        150,659
Issuance of common stock to
  marketing partner...............          --             --          2,769
Issuance of warrants to strategic
  marketing partners..............          --             --         94,360
Exercise of warrants..............          --             --              6
Exercise of options...............          --             --         11,925
Deferred stock-based
  compensation....................          --             --             --
Amortization of deferred
  stock-based compensation........          --             --         17,114
Net loss..........................     (72,811)            --        (72,811)
Change in unrealized gain on
  securities, including realized
  gain of $2,658 included in net
  loss............................          --         (4,956)        (4,956)
                                     ---------         ------       --------
Balance, December 31, 2000........   $(151,552)        $1,528       $260,920
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

    During the year ended December 31, 2000, the Company acquired certain software technology from third-parties to which it also sold its own software products. The acquired technology is used by the Company in either a hosted environment only available to customers who pay for such services or to enhance internal functions contained within PurchasePro's internal system platform. The acquired technology is not part of the software sold by the Company. In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and Emerging Issues Task Force ("EITF") No. 00-3, APPLICATION OF AICPA STATEMENT OF POSITION 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE, the Company determined that the acquired technology was to be used as internal use software, and therefore, recorded the acquired assets at their fair value of approximately $20.6 million as computer equipment and software in the accompanying consolidated balance sheets. Also, in accordance with APB No. 29 and EITF No. 00-5, the Company recognized revenue from the sale of its software at the fair value based on its own vendor specific objective evidence. Total revenue for the year ended December 31, 2000 from these software sales was approximately $8.8 million, and no individual transaction was in excess of 10 percent of total revenues.

    NETWORK ACCESS AND SERVICE FEES: Network access and service fees consist of: member subscription fees, transaction fees, hosting, maintenance, and other service fees. Network access fees, including subscription, hosting, and maintenance fees, are recognized over the term of the executed contracts. Maintenance fees include the right to unspecified product upgrades over the life of the maintenance agreement. The Company has not provided specified upgrade rights or other upgrade rights outside of the maintenance agreements. These fees are generally terminable at any time by a customer with 30 days notice. Subscription fees are recorded, net of discounts, ratably over the subscription period and deferred revenues are recognized for amounts received before services are provided. Transaction

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) fees are recognized in the period the transaction occurs. Service for setting up marketplaces for software licensees are generally completed within 45 days of contract execution.

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

    In March 2000, the Company entered into a bulk subscriptions agreement with Office Depot, whereby Office Depot paid $1,000,000 per month for 100,000 subscriptions on behalf of its customers. This agreement expired in January 2001.

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

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

COMPREHENSIVE INCOME

    Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted of unrealized gains on securities classified as available-for-sale. The components of comprehensive income are as follows (in thousands of dollars):

                                                  DECEMBER 31, 1999             DECEMBER 31, 2000
                                             ---------------------------   ---------------------------
                                                             TAX EXPENSE                   TAX EXPENSE
                                             PRETAX AMOUNT    (CREDIT)     PRETAX AMOUNT    (CREDIT)
                                             -------------   -----------   -------------   -----------
Net loss applicable to common
  stockholders.............................     $(81,983)       $  --         $(72,811)       $  --
Unrealized gain (loss) on securities.......        6,484           --           (4,956)          --
                                                --------        -----         --------        -----
Total comprehensive income (loss)..........     $(75,499)       $  --         $(77,767)       $  --
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

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company depends on America Online ("AOL") for a substantial portion of its revenues and anticipates that revenues from the AOL relationship will constitute a substantial portion of the Company's revenues for the foreseeable future. During the year ended December 31, 2000, the Company recognized
$4.9 million from subscriptions paid by AOL on behalf of its subscribers, $10.5 million from revenue referred by AOL, and $6.6 million from software licenses resold by AOL. If AOL is unable to continue to generate substantial revenues for the Company or if its relationship with AOL proves unsuccessful, changes, or deteriorates, the Company's business, operating results and financial position would be seriously harmed.

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

    GATEWAY

    In September 2000, the Company entered into agreements with Gateway pursuant to which (i) the Company agreed to acquire approximately $500,000 of computer hardware for resale from Gateway, (ii) Gateway agreed to acquire three marketplace software licenses from the Company for approximately $3.3 million, and (iii) Gateway agreed to provide the Company with certain training services for customers using the Company's global e-commerce marketplace, including the Gateway marketplaces to be hosted by the Company (the "Gateway Marketplaces"), and certain marketing services in connection with the Gateway Marketplaces and the Company's global marketplace. The services shall be rendered during a two-year period, and the aggregate contractual value of the services shall be at least $40 million. The Company issued warrants as consideration for the training and marketing services to be rendered by Gateway (see Note 7).

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

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(7) STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS

    In July 1999, the Company entered into a Joint Promotions Agreement with Office Depot pursuant to which each company agreed to jointly promote the other's products and services. Under the terms of the Joint Promotions Agreement, the Company agreed to include Office Depot in co-branded marketing and advertising, pay Office Depot a percentage of net revenues from transactions originating from Office Depot sites, and to create a private internet site (the "Private Site") that would link the Company's sites with Office Depot sites. The Company also agreed to pay Office Depot a referral fee for each visitor to the Private Site that registered with and became a paying member of the Company's global network. Further, the Company agreed to designate Office Depot as the exclusive preferred provider for office supplies on its global network. In exchange, Office Depot agreed to pay the Company for such exclusive preferred provider status and to pay a transaction fee for specified purchases that took place over the network from certain Office Depot members. Office Depot also offered to register its internet site users as the Company's members, to grant the Company the right to advertise and market PurchasePro as a preferred e-commerce solutions provider to Office Depot, and to facilitate registration over the Company's network by making it easier for Office Depot internet site visitors to link to the Private Site.

    The Company determined that the most beneficial way to induce Office Depot to enter into and perform under this agreement was to use warrants in lieu of cash which allowed the Company to preserve cash to fund the operating losses being incurred. In July 1999, the Company issued 1,500,000 warrants to Office Depot, Inc., whose Chairman was a member of the Company's board of directors until 2000. The exercise price for the warrants was $4.00 per share. At the time of issuance, the Company did not recognize a charge as the Company determined the value of the warrants of $100,000 to be immaterial. In connection with the Company's follow-on offering in February 2000, Office Depot exercised 555,554 warrants. As of December 31, 2000, 944,446 warrants remain outstanding and exercisable.

    In November 1999, the Company entered into an agreement with Advanstar to develop 20 web site communities for Advanstar. Advanstar was to pay $225,000 per web site plus $500,000 at the conclusion of Phase I of the development. The Company agreed to host and maintain the communities for a fee of $80,000 per year per site for the first two years and $60,000 per year per web site thereafter. Certain future revenues, such as subscriptions, transaction fees and advertising were to be shared by the Company and Advanstar. The Company was also to receive an advertising credit of $250,000 per year for the three-year contract term.

    In a separate Marketing Agreement, the Company agreed to pay Advanstar
$2 million over three years for the ability to utilize various marketing opportunities at published Advanstar rates, including advertising in Advanstar publications, registration for attendance at conferences and exhibitions, admission fees and sponsorship of events, banner advertisements on web sites, and access to Advanstar mailing lists for promotional purposes for the three-year term.

    In addition, the Company was granted the right to place all existing Advanstar content applicable to the proposed industry marketplaces onto its public and private marketplaces. This content included Advanstar's printed material, including trade publications, business periodicals, directories, etc. and database of customers. In connection with the value of the content, the Company issued 1,050,000

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(7) STOCKHOLDERS' EQUITY (CONTINUED)
warrants valued at $10.7 million to Advanstar in exchange for a right to use the editorial content. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: risk-free rate of
5.3 percent; no expected dividend yield; warrant term of 6 months; and an expected volatility of 100 percent. The Company obtained an independent appraisal of the value of the content to ensure that such value equaled or exceeded the value of the warrant, and the content received was appraised at approximately $13.6 million, including prepaid advertising with a readily ascertainable value of $750,000. As a result, the Company concluded that the value of the warrant was exceeded by the value of the content received in exchange for the warrant.

    However, the Company recorded the value of the content other than the prepaid advertising at $9.95 million rather than $13.6 million because the warrants issued had a more readily determinable fair value than that of the content received. This determination was based on the fact that the Black Scholes Option Pricing Model is a widely accepted model used to value options and warrants and the inputs to this model were specific and determinable from the warrant agreement. An appraisal of the content was based on projected future cash flows from revenue streams that were new, unproven and subject to uncertainty as to their ultimate realization at the time of the appraisal. This uncertainty was due to the unique way in which the content was anticipated to be used on the internet in buying communities and the value that usage would create in future revenue streams to the Company.

    In June 2000, the web site development agreement with Advanstar was amended whereby Advanstar took over responsibility for completing the web site development project. Under the agreement, the Company retained $500,000 previously paid by Advanstar and Advanstar made additional payments for the web site development work completed of $2.25 million. Also in June 2000, the exercise period for the warrants was extended by six months to December 1, 2000 and the exercise price of the warrant was changed from $18.79 to $13.50. The resultant incremental value of the warrant of $400,000, based on the Black-Scholes model, was treated as a reduction of revenue, resulting in net revenues being reported from Advanstar of $2,350,000. As a result of the new measurement date and the lack of consideration received from Advanstar for the modification of the warrant in the agreement, the modified warrant was valued at $400,000 and was deemed to be a revenue offset given Advanstar's status as a customer of the Company.

    Advanstar exercised all of the warrants during 2000. A charge for the unamortized value of the asset was recognized in 2000 (see Note 2).

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

    In March 2000, the Company issued to AOL warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $63.26, of which 1,000,000 warrants vested

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(7) STOCKHOLDERS' EQUITY (CONTINUED)
immediately. The warrants are exercisable from the time they vest until March 2003. At the time of issuance, AOL was not a customer in any capacity. In November 2000, the Company and AOL amended and restated the March 2000 warrant agreement. For the 3,000,000 performance-based warrants that had not been earned as of the date of the amendment, the strike price was adjusted to $0.01 per share. In exchange for the reduced strike price, the defined revenue for which AOL can vest the performance-based warrants was expanded to include software license revenue fees recognized by the Company that resulted from referrals from AOL. The modification benefited the Company by creating a new channel for additional sales of its software products and acted as an incentive to AOL to refer new business to the Company. The formula for vesting warrants on referral revenue is that for each $1 of revenue generated from the referrals during a fiscal quarter, AOL is able to earn a number of warrants calculated as three times the revenue recognized divided by the estimated fair value of the Company's common stock, as defined. As a result of this modification, the Company received fair value from the incremental revenue generated by AOL-referred customers in the fourth quarter of 2000 in excess of the value of the modification of the warrant. Under EITF No. 00-25, Issue 2, the Company received an identifiable benefit and the cost to obtain such benefit was classified as marketing expense because it did not exceed the fair value of that benefit. The value of the warrant modification, determined through an appraisal, was determined to be $1.47 million. The independent appraisal was completed using the Black-Scholes option pricing model with the terms of the warrant and the market factors prevailing at the date of the modification as the inputs to that calculation. This value of $1.47 million represented the additional value given up by the Company in exchange for additional revenue for software referrals. The fair value of the commission rate was determined by using the Company's historical experience of discounts given to AOL in prior dealings where AOL acted in a customer relationship with the Company as a reseller of its software products in September 2000. The agreement limits the total recognized revenue allowed in the calculation to $10.0 million in the quarter ended December 31, 2000, $15.0 million in the quarter ending March 31, 2001 and
$20.0 million in the quarter ending June 30, 2001. For the quarter ended December 31, 2000, AOL earned approximately 1.8 million warrants, and the Company recognized a non-cash expense of $30.0 million that is included in sales and marketing expense in the accompanying consolidated statements of operations.

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

(8) STOCK OPTION PLANS

    1998 STOCK OPTION PLAN--In 1998, the Company adopted an incentive stock option plan (the "1998 Plan") that provides for the granting of stock options pursuant to the applicable provisions of the

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(8) STOCK OPTION PLANS (CONTINUED)
Internal Revenue Code and regulations. The aggregate options available under the 1998 Plan are 9,000,000. As of December 31, 1999 and December 31, 2000, the Company had options outstanding totaling 7,866,352 and 3,365,486 to employees under the 1998 Plan. Generally, the options have five-year terms and are exercisable as follows: Class A options, 50 percent at the end of each of the first two years after grant; Class B options, 33 percent at the end of each of the first three years after grant; and Class C options, 25 percent at the end of each of the first four years after the date of grant. Through December 31, 1999 and 2000, the Company had issued a total of 1,110,000 options to non-employees, including 615,000 issued to members of the Board of Directors. These options were issued with exercise prices ranging from $0.83 to $1.17. The value of these options using the Black-Scholes option-pricing model was determined to be approximately $1.1 million, of which $800,000 was charged to expense for options granted primarily to one of the Company's directors who was the Chairman of the Board and Chief Executive Officer of Office Depot, one of the Company's strategic marketing partners. The remaining amount of $300,000 will be amortized over the vesting periods of the options.

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
                                                   ========   ========      =======      ========

(15) EVENTS (UNAUDITED) OCCURRING SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT

BAYBUILDER ACQUISITION

    In March 2001, the Company announced it had signed a definitive agreement to acquire Net Research, Inc., dba BayBuilder ("BayBuilder"), a provider of self-service strategic sourcing technology for Fortune 1000 companies. On
April 20, 2001, the Company completed the acquisition of BayBuilder

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(15) EVENTS (UNAUDITED) OCCURRING SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT (CONTINUED) for $3.0 million in cash and $5.5 million in common stock. During the quarter ended September 30, 2001, the Company recorded an additional $778,000 in goodwill for additional acquisition costs incurred. The transaction was accounted for using the purchase method of accounting with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed. Consequently, the Company allocated $5.8 million of the purchase price to acquired software technologies and $3.5 million to goodwill. The pro forma effects of the BayBuilder acquisition on the Company's Consolidated Financial Statements were not material.

    In August 2001, the Company entered into an agreement with a shareholder group to repurchase shares of common stock issued in connection with the acquisition of BayBuilder. In connection therewith, the Company was obligated to reacquire 1,127,498 common shares at $2.00 per share. Fair market value on the date of the agreement was $0.80 per share. The difference between fair value and the purchase price totaled $1.4 million and was recorded as a general and administrative expense. The Company entered into an additional agreement with the former principal shareholder of BayBuilder. In connection with the repurchase of the principal shareholder's common shares, the agreement requires the Company establish a line of credit for the former shareholder in the amount of $1.8 million. This shareholder may draw down on the line of credit if the Company fails to make scheduled payments to the shareholder. The Company is required to make two payments of approximately $912,000 in October 2001 and January 2002. The October payment was made to the shareholder as required. The line of credit is collateralized by a certificate of deposit.

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

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(15) EVENTS (UNAUDITED) OCCURRING SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT (CONTINUED)
ASSET IMPAIRMENTS, ABANDONMENTS AND OTHER CHARGES

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

    The Company effected a further headcount downsizing on October 23, 2001. This downsizing was aimed at reducing future operating costs and increasing operating cash flows. The Company reduced headcount by approximately
50 percent. In addition, the Company restructured executive management responsibilities and also intends to reduce certain senior management compensation. Anticipated savings for the quarter ending December 31, 2001 from the headcount reduction and other related employee cost reductions are approximately $1.0 million, net of estimated termination benefits of $800,000. Due to the reduced headcount, the need for office space has dramatically decreased. Accordingly, leasehold improvements of $920,000, related amortization of $23,000 and other additional costs currently being quantified, including furniture and equipment abandonments, associated with vacating the space, are expected to be expensed in the quarter ending December 31, 2001. Other key components of this plan include the rollout of additional pricing models for current product offerings and an examination of current financing opportunities aimed at increasing the Company's available cash.

    INVESTMENTS IN OTHER COMPANIES

    The Company recorded operating charges to write down several of its investments in private companies due to impairments that were deemed to be other than temporary. For the nine months ended September 30, 2001, total write-downs of investments in private companies totaled $12.2 million.

    ASSET IMPAIRMENTS AND ABANDONMENTS

    As a result of deteriorating business conditions experienced in 2001, the Company undertook a review of its assets to determine whether their carrying amounts may not be recoverable.

    For the three months ended June 30, 2001, the Company recorded operating charges of approximately $7.6 million for the impairment of certain assets. The charge consisted of approximately $6.1 million related to prepaid assets which the Company has abandoned and expects to receive no

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(15) EVENTS (UNAUDITED) OCCURRING SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT (CONTINUED) future economic benefit, approximately $1.3 million related to the write-off of purchased software and approximately $231,000 for the write-off of certain furniture and fixtures the Company expects to dispose of as a result of the office space consolidation. Included in the $6.1 million prepaid asset write-off is approximately $5.3 million related to the abandonment of the Office Depot in-store kiosk program.

    For the three months ended September 30, 2001, the Company recorded operating charges of $98.0 million for the impairment of certain assets. The charges consist of approximately $71.0 million that stems from the termination of certain contracts with AOL, approximately $15.5 million related to certain intangible assets, and approximately $9.5 million related to the write-off of internally developed software as follows:

- MUTUAL RELEASE AND TERMINATION OF AOL MARKETING AND TECHNOLOGY DEVELOPMENT AGREEMENTS

    In June 2001, the Company began discussions with AOL regarding its existing relationship, including its future required payments to AOL under the Interactive Marketing Agreement and the Technology Development Agreement each dated March 15, 2000, between the Company and AOL. The Company notified AOL that it did not expect to make any further payments under those agreements, pursuant to which the Company has paid approximately $49.8 million, in aggregate, through September 30, 2001. As consideration for release of the Company's payment obligation under such agreements, the Company proposed various modifications to the Interactive Marketing and the Technology Development Agreements as well as other existing arrangements that resulted in the abandonment of the Company's rights to certain advertising and technology assets under such agreements. In September 2001, a termination agreement was signed. Approximately
$71.0 million, net of accumulated amortization, that related to these agreements was written off. In addition, since the Company is no longer required to make any further payments under the Interactive Marketing Agreement and the Technology Development Agreement, the cancellation of the obligation was recognized as an offset to operating expenses of approximately $19.8 million. Also, in connection with the termination, AOL made a one-time payment to the Company of $1.5 million in satisfaction of existing obligations.

- GATEWAY TRAINING AND MARKETING AGREEMENT

    During the quarter ended September 30, 2001, vested warrants issued to Gateway to acquire 2,000,000 shares of common stock expired unexercised. Also, during the third quarter 2001, the Company began evaluating Gateway's ability to deliver under the contractual terms. To date, Gateway has, and continues to provide the contractual services, although, much more slowly than originally planned. As of September 30, 2001, one half of the contract period has expired, but Gateway has delivered less than five percent of its total obligation under the contract. In addition, current economic conditions may also make delivery of all of the remaining obligated training and marketing services during the remaining contract term unfeasible. Based on these factors and discussions the Company has had with Gateway, the Company made its best estimate of the realizable value of the benefits it would receive as a result of Gateway's anticipated performance under the contract. As a result of the analysis the Company wrote down the training and marketing asset by $15.5 million.

- CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                      PURCHASEPRO.COM, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

(15) EVENTS (UNAUDITED) OCCURRING SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT (CONTINUED)
    During the quarter ended September 30, 2001, the Company completed an evaluation of certain capitalized software development assets as part of its restructuring that was commenced in June 2001. This evaluation assessed the product development objectives and direction of the Company and the realizability of future revenue from certain in-process projects. As a result of the evaluation, certain in-process projects were abandoned. Approximately
$9.5 million of such capitalized software development costs were written off during the quarter ended September 30, 2001.

STOCKHOLDERS' EQUITY

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

    DEFERRED STOCK-BASED COMPENSATION

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

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To PurchasePro.com, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in PurchasePro.com, Inc.'s (the "Company") Form 10-K and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The supplemental
Schedule II as shown on page 64 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

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

10.6                    Warrant dated as of July 22, 1999, by and between Registrant and Office Depot, Inc. +

10.7*                   Letter of Employment between Registrant and Richard Moskal.
                        ++

10.8                    Warrant Purchase Agreement dated November 29, 1999 by the
                        Company and Sprint Communications Company L.P. ++

10.9                    Warrant to Purchase Common Stock of the Company dated
                        November 1999 (issued to Sprint Communications, L.P.). ++

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

10.14                   Training and Management Services Agreement by and between
                        the Company and Gateway Companies, Inc., dated September 29,
                        2000.*** ##

10.15                   Warrant Agreement by and between the Company and Gateway
                        Companies, Inc.***

10.16                   Warrant Agreement by and between the Company and Gateway
                        Companies, Inc.***

10.17                   Warrant Agreement by and between the Company and Gateway
                        Companies, Inc.***

10.18                   AOL Amended and Restated Warrant Agreement dated November
                        18, 2000.****

10.19                   AOL Bulk Subscription Sales Agreement dated December 1,
                        2000.****

10.20                   E-MarketPro Amended and Restated Assignment Agreement dated
                        November 3, 2000.****

10.21                   AuctioNet.com, Inc. License Agreement dated December 29,
                        2000.****

10.22                   BroadVision PurchasePro Master Agreement dated December 19,
                        2000.**** #

10.23*                  Employment Agreement between the Company and Jeffrey
                        Anderson****

10.24*                  Employment Agreement between the Company and James P.
                        Clough****

10.25*                  Employment Agreement between the Company and Joseph Michael
                        Kennedy****

10.26*                  Employment Agreement between the Company and Shawn P.
                        McGhee****

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

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*** Incorporated by reference to the Company's Current Report on Form 8-K, filed
    October 23, 2000.

****Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized, in the City of Las Vegas, State of Nevada, on the 7th day of December, 2001.

                                                       PURCHASEPRO.COM, INC.

                                                       By:            /s/ RICHARD L. CLEMMER
                                                            -----------------------------------------
                                                                        Richard L. Clemmer
                                                            VICE CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                      NAME                                     TITLE                      DATE
                      ----                                     -----                      ----
             /s/ RICHARD L. CLEMMER
     --------------------------------------       Vice Chairman, Chief Executive    December 7, 2001
               Richard L. Clemmer                 Officer and President

              /s/ MARK R. DONACHIE
     --------------------------------------       Chief Financial Officer           December 7, 2001
                Mark R. Donachie

              /s/ R. TODD BRADLEY
     --------------------------------------       Chairman of the Board of          December 7, 2001
                R. Todd Bradley                   Directors

            /s/ MARTHA LAYNE COLLINS
     --------------------------------------       Director                          December 7, 2001
              Martha Layne Collins

             /s/ JAMES T. SCHRAITH
     --------------------------------------       Director                          December 7, 2001
               James T. Schraith

               /s/ W. DONALD BELL
     --------------------------------------       Director                          December 7, 2001
                 W. Donald Bell