Form 10-Q/A
period 2001-03-31
PURCHASEPRO COM INC
filed 2001-12-19
CIK 1087831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

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

3291 North Buffalo Drive, Suite 2
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

    We are making this filing to add additional information about certain transactions to which we are or were a party and add clarifying language. We do not believe that any of these revisions is material.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Quarterly Financial Statements

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2000	March 31, 2001
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,335	$54,863
Trade accounts receivable, net of allowance for doubtful accounts of $2,471 and $4,151, respectively	23,171	28,060
Other receivables	859	1,624
Prepaid expenses and other current assets	9,378	12,358

Total current assets	119,743	96,905
Property and equipment:
Computer equipment and software	49,620	52,446
Furniture and fixtures	2,327	2,784
Leasehold improvements	6,244	6,605

	58,191	61,835
Less—accumulated depreciation and amortization	(7,940)	(12,529)

Net property and equipment	50,251	49,306
Other assets:
Intangibles, net (Note 3)	128,926	134,423
Investments in other companies	15,718	13,926
Deposits and other	5,584	473

Total other assets, net	150,228	148,822

Total assets	$320,222	$295,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,248	$3,911
Accrued and other current liabilities	3,421	3,690
Deferred revenues	3,030	7,263
Current portion of long-term liabilities	22,255	24,658

Total current liabilities	48,954	39,522
Long-term liabilities	10,348	7,150

Total liabilities	59,302	46,672
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock: $0.01 par value; 190,000,000 shares authorized; 66,686,238 and 70,152,939 shares issued and outstanding, respectively	667	702
Additional paid-in capital	414,667	436,305
Deferred stock-based compensation	(4,390)	(3,362)
Accumulated deficit	(151,552)	(185,019)
Accumulated other comprehensive income (loss)	1,528	(265)

Total stockholders' equity	260,920	248,361

Total liabilities and stockholders' equity	$320,222	$295,033

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2000	2001
	(In thousands, except per share amounts)
Revenues:
Software licenses	$—	$11,032
Network access and service fees	3,431	3,465
Advertising	750	1,381
Other	369	151

Total revenues	4,550	16,029
Cost of revenues	313	2,178

Gross profit	4,237	13,851
Operating expenses:
Sales and marketing (including stock-based compensation costs of $504 and $394 and warrant charges, including amortization, of $0 and $14,845)	7,999	31,826
Programming and development (including stock-based compensation costs of $73 and $501)	1,533	3,661
General and administrative (including stock-based compensation costs of $6,810 and $769)	11,565	12,400

Total operating expenses	21,097	47,887

Operating loss	(16,860)	(34,036)
Other income:
Interest income, net	1,192	569

Total other income	1,192	569

Net loss before benefit for income taxes	(15,668)	(33,467)
Benefit for income taxes	—	—

Net loss	$(15,668)	$(33,467)

Net loss per share:
Basic	$(0.27)	$(0.49)

Diluted	$(0.27)	$(0.49)

Weighted average shares outstanding:
Basic	59,017	68,677

Diluted	59,017	68,677

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended, March 31,
	2000	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,668)	$(33,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,024	12,395
Amortization of stock-based compensation	7,387	1,664
Imputed interest	—	452
Provision for doubtful accounts	185	1,930
Non-cash sales and marketing expense	—	14,845
(Increase) decrease in:
Trade accounts receivable	(2,872)	(5,776)
Other receivables	(80)	(608)
Prepaid expenses and other current assets	(736)	(2,941)
Increase (decrease) in:
Accounts payable	(1,267)	(1,299)
Accrued and other current liabilities	(189)	269
Deferred revenues	605	3,597

Net cash used in operating activities	(11,611)	(8,939)

Cash flows from investing activities:
Purchase of property and equipment	(8,392)	(17,140)
Investments in debt and equity securities	(2,001)	(1,000)
Proceeds from repayment of debt securities	—	1,000
Acquisitions, net of cash acquired	—	(41)
Marketing and technology development agreement	(25,000)	—
Other assets	123	(4,062)

Net cash used in investing activities	(35,270)	(21,243)

Cash flows from financing activities:
Issuance of common stock, net	152,587	1,837
Repayment of long-term obligations	—	(3,127)

Net cash provided by (used in) financing activities	152,587	(1,290)

Increase (decrease) in cash and cash equivalents	105,706	(31,472)
Cash and cash equivalents:
Beginning of period	30,356	86,335

End of period	$136,062	$54,863

Non-cash investing and financing activities:
Issuance of common stock for Stratton Warren acquisition	$—	$9,000
Obligations under capital leases	$—	$1,354
Obligations under marketing and technology development agreements	$40,512	$—
Warrants issued under long-term marketing and technology development agreements	$25,800	$—

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

    If the Company provides other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized at the time the services are completed and the customer acknowledges acceptance. Such contracts typically consist of professional services and are generally completed within 45 days of the software sale.

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

    Maintenance fees include the right to unspecified product upgrades over the life of the maintenance agreement. The Company has not provided specified upgrade rights or other upgrade rights outside of its maintenance agreements.

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

(3) Intangible Assets

    At December 31, 2000 and March 31, 2001, intangible assets consisted of the following (in thousands):

	December 31, 2000	March 31, 2001
		(unaudited)
AOL marketing and technology agreements	$92,518	$92,823
Gateway training and marketing agreement	38,160	38,160
Capitalized software development costs	6,115	18,717
Goodwill and other intangibles	980	6,129

	137,773	155,829
Less—accumulated amortization	(8,847)	(21,406)

Net intangible assets	$128,926	$134,423

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

(8) Comprehensive Loss

    Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted of unrealized gains and losses on securities classified as available-for-sale. The components of comprehensive income are as follows (in thousands of dollars):

	Three Months Ended March 31, (unaudited)
	2000	2001
Net loss	$(15,668)	$(33,467)
Unrealized loss on securities	(825)	(1,793)

Total comprehensive loss	$(16,493)	$(35,260)

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

    The transaction was accounted for using the purchase method of accounting and, accordingly, Stratton Warren's results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The following tables present the allocation of the purchase price, including professional fees related to the acquisition (in thousands):

(unaudited)
Allocation of purchase price:
Cash and cash equivalents	$459
Trade accounts receivable, net	1,043
Prepaid expenses and other current assets	42
Property and equipment	165
Intangibles:
Capitalized software development costs	8,490
Goodwill and other intangibles:
Goodwill	3,949
Non-compete and non-disclosure agreement	1,200
Deposits and other	140
Accounts payable	(35)
Deferred revenues	(636)
Long-term liabilities	(221)

Total purchase price	$14,596

Cash paid	$5,500
Common stock issued	9,000
Acquisition costs	96

Total purchase price	$14,596

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

	Three Months Ended March 31, (unaudited)
	2000	2001
Revenues:
Software licenses	—%	68.8%
Network access and service fees	75.4	21.6
Advertising	16.5	8.6
Other	8.1	1.0

Total revenues	100.0	100.0
Cost of revenues	6.9	13.6

Gross profit	93.1	86.4
Operating expenses:
Sales and marketing	175.8	198.5
Programming and development	33.7	22.8
General and administrative	254.2	77.4

Total operating expenses	463.7	298.7

Operating loss	(370.6)	(212.3)
Other income	26.2	3.5

Net loss	(344.4)%	(208.8)%

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

    Our net revenues increased from $4.6 million for the three months ended March 31, 2000, to $16.0 million for the three months ended March 31, 2001. Substantially all of this increase resulted from growth in our software license fees. Software license revenue increased from $0 to $11.0 million for the three months ended March 31, 2000 and 2001, respectively. During the three months ended March 31, 2001 we recognized net software license revenue of $6.0 million related to referrals from AOL. Our network access and service fee revenue increased slightly from $3.4 million to $3.5 million for the three months ended March 31, 2000 and 2001, respectively. Advertising revenues increased from $750,000 to $1.4 million for the three months ended March 31, 2000 and 2001, respectively. The increase relates to increased participation in our preferred supplier program, as well as our portion of advertising fees generated on the AOL network. During the three months ended March 31, 2000, one customer accounted for 49 percent of net revenues. During the three months ended March 31, 2001, one customer accounted for 22 percent of net revenues and two customers each accounted for 12 percent of net revenues. During the same period, AOL accounted for 4 percent of net revenues. Including software license revenue referred to us by AOL, 41 percent of our revenues resulted from our relationship with AOL for the three months ended March 31, 2001. We anticipate that revenues from our AOL relationship will constitute a substantial portion of our revenues for the foreseeable future.

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

    Sales and Marketing.  Our sales and marketing expenses are comprised primarily of strategic non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. During the three months ended March 31, 2001, we recognized non-cash charges of $14.8 million related to the issuance of warrants to our strategic marketing partners. The warrants were issued in connection with revenue generated by, or services provided by, our strategic marketing partners. We also recognized stock-based compensation costs of $504,000 and $394,000 for the three months ended March 31, 2000 and 2001, respectively. Exclusive of the non-cash charges, sales and marketing expenses increased from $7.5 million to $16.6 million for the three months ended March 31, 2000 and 2001, respectively. This increase is primarily attributable to the amortization of our strategic marketing asset and commissions to AOL. Included in sales and marketing expense for the three months ended March 31, 2001 is $1.5 million of commission expense related to payments made to AOL for software license revenue referrals, and $2.1 million of advertising expense related to a prepaid AOL Promotional Agreement. We expect that our sales and marketing expenses will decrease, both in absolute dollars and as a percentage of net revenues, as a result of the elimination of non-cash AOL warrant charges under the strategic marketing partner agreement.

    Programming and Development.  Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of $73,000 and 501,000 for the three months ended March 31, 2000 and 2001, respectively. Excluding these non-cash costs, our programming and development expenses increased from $1.5 million to $3.2 million for the three months ended March 31, 2000 and 2001, respectively. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased from $1.2 million to $2.2 million for the three months ended March 31, 2000 and 2001, respectively. Also contributing to the increase is an increase in repair and maintenance costs and amortization of capitalized software development costs. A portion of our personnel costs are capitalized and will be amortized over the life of the software asset. We expect that our programming and development expenses will increase in absolute dollars as we anticipate continuing to develop and enhance our network capabilities, but remain relatively constant as a percentage of net revenues.

    General and Administrative.  Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. We also recognized stock-based compensation costs of $6.8 million and $769,000 for the three months ended March 31, 2001, respectively. Including goodwill amortization, our general and administrative expenses increased from

$11.6 million to $12.4 million for the three months ended March 31, 2000 and 2001, respectively. The increase is primarily attributable to an increase in depreciation and amortization. Depreciation and amortization increased from $934,000 to $5.0 million for the three months ended March 31, 2000 and 2001, respectively, mainly related to additions of computer equipment and leasehold improvements. Additionally, the increase is attributable to the increased size of our executive and administrative staff and operating facilities, and increased bad debt expense. Expenses related to our general and administrative staff increased from $1.3 million to $1.9 million for the three months ended March 31, 2000 and 2001, respectively. Facilities costs increased from $775,000 to $1.2 million for the three months ended March 31, 2000 and 2001, respectively, as a result of the expansion of our corporate location. Other general and administrative expenses increased as a result of a larger amount charged to our allowance for doubtful accounts. The charge for doubtful accounts totaled $185,000 for the three months ended March 31, 2000, as compared to $1.9 million for the three months ended March 31, 2001. The increase corresponds primarily to the increase in our revenues. We expect that our general and administrative expenses will increase, but remain relatively constant as a percentage of net revenues.

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

Liquidity and Capital Resources

    Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the three months ended March 31, 2000 and 2001, we used $11.6 million and $8.9 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities. For the three months ended March 31, 2001 our cash used in operating activities included an increase in our trade accounts receivable of $5.8 million. Days sales outstanding, a measure of the typical time to collect an accounts receivable balance, increased from 92 days to 158 days. The increase is primarily attributable to billings under terms of our software license contracts entered into during the quarter. Prepaid expenses also increased by $2.9 million, for the three months ended March 31, 2001, related to the prepaid AOL Promotional Agreement.

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
  •
  announcements that our revenue or income are below analysts' expectations;
  •
  changes in analysts' estimates of our performance or industry performance;
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

Faliure to maintain accurate databases could seriously harm our business and reputation.

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

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

Exhibit Number		Description
2.1		Stratton Warren Software, Inc. Stock Purchase Agreement dated October 30, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 31, 2001).
2.2		Agreement and Plan of Reorganization, dated as of March 5, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001 and filed as Exhibit 2.1).
2.3		Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 17, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001 and filed as Exhibit 2.2).
2.4		Amendment No. 2 to Agreement and Plan of Reorganization, dated as of April 20, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001 and filed as Exhibit 2.3).
3(i).1		Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3(ii).1		Bylaws of the Registrant, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
4.1		Form of Common Stock Certificate. +
10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and officers. +
10.2	*	1998 Stock Option and Incentive Plan and forms of agreements thereunder. +
10.3	*	1999 Stock Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01865) and by reference to the Company's Definitive Proxy Statement, filed June 15, 2000).
10.4	*	Letter of Employment between Registrant and Charles E. Johnson, Jr. +
10.5	*	Letter of Employment between Registrant and Robert G. Layne. +
10.6		Warrant dated as of July 22, 1999, by and between Registrant and Office Depot, Inc. +
10.7	*	Letter of Employment between Registrant and Richard Moskal. ++
10.8		Warrant Purchase Agreement dated November 29, 1999 by the Company and Sprint Communications Company L.P. ++
10.9		Warrant to Purchase Common Stock of the Company dated November 1999 (issued to Sprint Communications, L.P.). ++
10.10		Amendment to Warrant to Purchase Common Stock of the Company dated December 6, 1999 (by Sprint). ++
10.11		AOL Technology Development Agreement. **
10.12		AOL Interactive Marketing Agreement. ** ##
10.13		Advanstar Warrant Agreement Amendment No. 1 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.14		Training and Management Services Agreement by and between the Company and Gateway Companies, Inc., dated September 29, 2000.*** ##
10.15		Warrant Agreement by and between the Company and Gateway Companies, Inc.***
10.16		Warrant Agreement by and between the Company and Gateway Companies, Inc.***
10.17		Warrant Agreement by and between the Company and Gateway Companies, Inc.***

10.18		AOL Amended and Restated Warrant Agreement dated November 18, 2000. +++
10.19		AOL Bulk Subscription Sales Agreement dated December 1, 2000. +++
10.20		E-MarketPro Amended and Restated Assignment Agreement dated November 3, 2000.+++
10.21		AuctioNet.com, Inc. License Agreement dated December 29, 2000. +++
10.22		BroadVision PurchasePro Master Agreement dated December 19, 2000. +++#
10.23	*	Employment Agreement between the Company and Jeffrey Anderson. +++
10.24	*	Employment Agreement between the Company and James P. Clough. +++
10.25	*	Employment Agreement between the Company and Joseph Michael Kennedy. +++
10.26	*	Employment Agreement between the Company and Shawn P. McGhee. +++
10.27		Referral Agreement by and between the Company and C3 Capital, LLC. ****
10.28		Warrant Agreement by and between the Company and C3 Capital, LLC. ****
10.29		Warrant Agreement by and between the Company and C3 Capital, LLC. ****

+	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01865).
++	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-92303).
+++	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.
*	Indicates management contract or compensatory plan or agreement.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed October 23, 2000.
****	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed May 29, 2001.
#	Confidential treatment has been requested with respect to certain portions of this agreement.
##	Confidential treatment has been granted with respect to certain portions of these agreements.

  (b) Reports on Form 8-K

    The following reports on Form 8-K were filed by the Company during the first quarter of 2001:

Date of Filing	Description
January 31, 2001	Item 2 and 7, Acquisition or Disposition of Assets—PurchasePro completes acquisition of Stratton Warren.
March 12, 2001	Item 5, Other Events—PurchasePro's chairman and chief executive officer, Charles E. Johnson, Jr., enters into a written stock-selling plan in accordance with SEC Rule 10b5-1.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURCHASEPRO.COM, INC.
Date: December 18, 2001	By:	/s/ MARK R. DONACHIE Chief Financial Officer

QuickLinks

EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-Q
PURCHASEPRO.COM, INC. AND SUBSIDIARIES FORM 10-Q
  PART I. FINANCIAL INFORMATION Item 1. Quarterly Financial Statements
PURCHASEPRO.COM, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES