Form 10-Q/A
period 2001-06-30
PURCHASEPRO COM INC
filed 2001-12-19
CIK 1087831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                to

Commission File Number: 000-26465

PURCHASEPRO.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0385401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7710 West Cheyenne Avenue, Las Vegas, Nevada	89129
(Address of principal executive offices)	(Zip Code)

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

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Quarterly Financial Statements

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2000	June 30, 2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,335	$34,547
Trade accounts receivable, net of allowance for doubtful accounts of $2,471 and $6,717, respectively	23,171	5,263
Other receivables	859	580
Prepaid expenses and other current assets	9,378	3,573

Total current assets	119,743	43,963
Property and equipment:
Computer equipment and software	49,620	53,306
Furniture and fixtures	2,327	3,294
Leasehold improvements	6,244	6,975

	58,191	63,575
Less—accumulated depreciation and amortization	(7,940)	(17,312)

Net property and equipment	50,251	46,263
Other assets:
Intangibles, net (Note 4)	123,410	107,705
Capitalized software development costs, net	5,516	33,993
Investments in other companies	15,718	4,077
Deposits and other	5,584	455

Total other assets, net	150,228	146,230

Total assets	$320,222	$236,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,248	$3,527
Accrued and other current liabilities	3,421	9,735
Deferred revenues	3,030	2,064
Current portion of long-term liabilities	22,255	21,093

Total current liabilities	48,954	36,419
Long-term liabilities	10,348	5,186

Total liabilities	59,302	41,605
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.01 par value; 190,000,000 shares authorized; 66,686,238 and 73,084,873 shares issued and outstanding, respectively	667	731
Additional paid-in capital	414,667	443,203
Deferred stock-based compensation	(4,390)	(3,105)
Accumulated deficit	(151,552)	(246,081)
Accumulated other comprehensive income (loss)	1,528	103

Total stockholders' equity	260,920	194,851

Total liabilities and stockholders' equity	$320,222	$236,456

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2000	2001	2000	2001
	(In thousands, except per share amounts)
Revenues:
Software licenses	$1,485	$4,518	$1,485	$15,550
Network access and service fees	4,831	11,125	8,262	14,590
Advertising	704	815	1,454	2,196
Other	2,494	326	2,863	477

Total revenues	9,514	16,784	14,064	32,813
Cost of revenues	700	2,560	1,013	4,738

Gross profit	8,814	14,224	13,051	28,075
Operating expenses:
Sales and marketing (including stock-based compensation costs of $504, $1,072, $1,008, and $1,466; and warrant charges of $0, $4,770, $0, and $19,614)	10,189	22,008	18,188	53,834
Programming and development (including stock-based compensation costs of $73, $54, $146, and $555)	1,829	4,085	3,362	7,746
General and administrative (including stock-based compensation costs of $4,473, $1,148, $11,283, and $1,917)	10,192	27,202	21,757	39,602
Asset impairments and abandonments	—	17,800	—	17,800
Employee termination benefits and other	—	4,380	—	4,380

Total operating expenses	22,210	75,475	43,307	123,362

Operating loss	(13,396)	(61,251)	(30,256)	(95,287)
Other income:
Interest income, net	1,242	189	2,434	758

Total other income	1,242	189	2,434	758

Net loss before benefit for income taxes	(12,154)	(61,062)	(27,822)	(94,529)

Benefit for income taxes	—	—	—	—

Net loss	$(12,154)	$(61,062)	$(27,822)	$(94,529)

Net loss per share:
Basic	$(0.19)	$(0.84)	$(0.46)	$(1.34)

Diluted	$(0.19)	$(0.84)	$(0.46)	$(1.34)

Weighted average shares outstanding:
Basic	63,414	72,349	59,891	70,400

Diluted	63,414	72,349	59,891	70,400

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended, June 30,
	2000	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,822)	$(94,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,458	25,539
Amortization of stock-based compensation	12,437	3,938
Imputed interest	559	826
Provision for doubtful accounts	630	7,509
Non-cash sales and marketing expense	—	19,615
Asset impairments and abandonments	—	17,800
Employee termination benefits and other	—	4,380
(Increase) decrease in:
Trade accounts receivable	(8,098)	11,442
Other receivables	(595)	311
Prepaid expenses and other current assets	(1,108)	(370)
Increase (decrease) in:
Accounts payable	(2,786)	(1,683)
Accrued and other current liabilities	1,043	2,380
Deferred revenues	722	(1,602)

Net cash used in operating activities	(22,560)	(4,444)

Cash flows from investing activities:
Purchase of property and equipment	(14,484)	(21,351)
Investments in debt and equity securities	(2,001)	(1,000)
Proceeds from repayment of debt securities	—	1,000
Acquisitions, net of cash acquired	—	(3,041)
Marketing and technology development agreement	(25,000)	—
Software development and other	(945)	(15,574)

Net cash used in investing activities	(42,430)	(39,966)

Cash flows from financing activities:
Issuance of common stock, net	154,965	1,902
Issuance of preferred stock and warrants, net	400	—
Repayment of long-term obligations	—	(9,280)

Net cash provided by (used in) financing activities	155,365	(7,378)

Increase (decrease) in cash and cash equivalents	90,375	(51,788)
Cash and cash equivalents:
Beginning of period	30,356	86,335

End of period	$120,731	$34,547

Non-cash investing and financing activities:
Issuance of common stock for acquisitions	$—	$14,500
Obligations under capital leases	$—	$1,354
Obligations under marketing and technology development agreements	$40,512	$—
Warrants issued under long-term marketing and technology development agreements	$25,800	$—

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

(4) Intangible Assets

    At December 31, 2000 and June 30, 2001, intangible assets consisted of the following (in thousands):

	December 31, 2000	June 30, 2001
		(Unaudited)
AOL marketing and technology agreements	$92,518	$93,074
Gateway training and marketing agreement	38,160	38,160
Goodwill and other intangibles	980	8,833

	131,658	140,067
Less—accumulated amortization	(8,248)	(32,362)

Net intangible assets	$123,410	$107,705

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

(10) Comprehensive Loss

    Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consisted of unrealized gains and losses on securities classified as available-for-sale. The components of comprehensive income are as follows (in thousands of dollars):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2000	2001	2000	2001
Net loss	$12,154	$61,062	$27,822	$94,529
Unrealized (gain) loss on securities	119	(368)	944	1,425

Total comprehensive loss	$12,273	$60,694	$28,766	$95,954

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

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2000	2001	2000	2001
Revenues:
Software licenses	15.6%	26.9%	10.6%	47.4%
Network access and service fees	50.8	66.3	58.6	44.4
Advertising	7.4	4.9	10.3	6.7
Other	26.2	1.9	20.5	1.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	7.4	15.2	7.2	14.4

Gross profit	92.6	84.8	92.8	85.6
Operating expenses:
Sales and marketing	107.1	131.1	129.3	164.1
Programming and development	19.2	24.3	23.9	23.6
General and administrative	107.2	162.1	154.8	120.7
Asset impairments and abandonments	—	106.1	—	54.2
Employee termination benefits and other	—	26.1	—	13.4

Total Operating Expenses	233.5	449.7	308.0	376.0

Operating loss	(140.9)	(364.9)	(215.2)	(290.4)
Other income	13.1	1.1	17.3	2.3

Net loss	(127.8)%	(363.8)%	(197.9)%	(288.1)%

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

    Sales and Marketing.  Our sales and marketing expenses are comprised primarily of non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased from $10.2 million to $22.0 million between periods. During the three months ended June 30, 2001, we recognized non-cash charges of $4.8 million related to amortization of marketing assets acquired with a warrant previously issued to a marketing partner. We recognized stock-based compensation costs of $504,000 and $1.1 million for the three months ended June 30, 2000 and 2001, respectively. Sales and marketing expenses increased from $9.7 million to $16.2 million for the three months ended June 30, 2000. We also amortized $6.8 million of our AOL marketing asset during the current period. Personnel costs decreased from $5.2 million to $4.5 million for the three months ended June 30, 2000 and 2001, respectively. The decrease was attributed to headcount reductions between periods. Included in sales and marketing expense for the three months ended June 30, 2001 is $1.9 million of advertising expense related to a prepaid AOL Promotional Agreement. We expect that our sales and marketing expenses will decrease in absolute dollars and as a percentage of net revenues as a result of reduced headcount and the elimination of non-cash AOL warrant charges under the strategic marketing partner agreement.

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

Liquidity and Capital Resources

    Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the six months ended June 30, 2000 and 2001, we used $22.6 million and $4.4 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities. For the six months ended June 30, 2001 our cash used in operating activities included a decrease in our trade accounts receivable of $11.4 million. Days sales outstanding, a measure of the typical time to collect an accounts receivable balance, decrease from 121 days to 29 days. The decrease is primarily attributable to collection of receivables.

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

  Recent Developments

    In late July and early August 2001, we continued to evaluate certain capitalized software development assets as part of our restructuring that we commenced in June 2001, and we have specifically identified approximately $9.0 million of such capitalized software development costs that we expect to abandon and write-off during the quarter ended September 30, 2001.

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

    We have never been profitable and we may be unable to achieve profitability in the future. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, provided that our forecasted revenue levels are achieved in the future and that we are not required to make any further payments under the AOL agreements (see Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources). As a result, we may not be able to meet our capital needs in the future, in which case we would need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which will seriously harm our business.

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

Item 2.  Changes in Securities and Use of Proceeds

    During the three months ended June 30, 2001, we granted options to purchase 751,000 shares of common stock to employees and certain directors of the Company under our 1999 Stock Option Plan. During the three months ended June 30, 2001, employees, consultants or other service providers of the Company exercised options to purchase 50,809 shares of common stock. During the three months ended June 30, 2001, one warrant holder exercised its warrant rights and purchased 1,122,278 shares of common stock by surrendering warrants to purchase 1,550 shares through a cashless exercise.

Item 5.  Other Information

    The date of our 2001 annual meeting of stockholders will be February 11, 2002, which date is more than 30 calendar days later than the date of our 2000 annual meeting of stockholders.

    If a stockholder wishes to have a stockholder proposal included in our proxy statement for our 2001 annual meeting, the stockholder must give timely notice of the proposal in writing to Secretary of PurchasePro.com, Inc. at 7710 West Cheyenne Avenue, Las Vegas, NV 89129. Under the present rules of the SEC, the deadline for stockholders to submit proposals to be considered for inclusion in the Company's proxy statement for the 2001 annual meeting of stockholders will be December 28, 2001. Any proposal received at the Company's executive offices after such date will be considered untimely and may be excluded from the proxy statement and form of proxy for the 2001 annual meeting.

    In addition, the proxy solicited by our board of directors for the 2001 annual meeting will confer discretionary authority to vote on any stockholder proposal presented for that meeting, unless the Company receives notice of such proposal by December 28, 2001.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

Exhibit Number		Description
2.1		Stratton Warren Software, Inc. Stock Purchase Agreement dated October 30, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 31, 2001).
2.2
Agreement and Plan of Reorganization, dated as of March 5, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 6, 2001 and filed as Exhibit 2.1).
2.3
Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 17, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 6, 2001 and filed as Exhibit 2.2).
2.4
Amendment No. 2 to Agreement and Plan of Reorganization, dated as of April 20, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 6, 2001 and filed as Exhibit 2.3).
3(i	).1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3(ii	).1	Bylaws of the Registrant, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
4.1		Form of Common Stock Certificate.†
10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.†
10.2	*	1998 Stock Option and Incentive Plan and forms of agreements thereunder.†
10.3	*	1999 Stock Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01865) and by reference to the Company's Definitive Proxy Statement, filed June 15, 2000).
10.4	*	Letter of Employment between Registrant and Charles E. Johnson, Jr.†
10.5	*	Letter of Employment between Registrant and Robert G. Layne.†
10.6		Warrant dated as of July 22, 1999, by and between Registrant and Office Depot, Inc.†
10.7	*	Letter of Employment between Registrant and Richard Moskal.††
10.8		Warrant Purchase Agreement dated November 29, 1999 by the Company and Sprint Communications Company L.P.††
10.9		Warrant to Purchase Common Stock of the Company dated November 1999 (issued to Sprint Communications, L.P.).††
10.10		Amendment to Warrant to Purchase Common Stock of the Company dated December 6, 1999 (by Sprint).††

10.11		AOL Technology Development Agreement.**
10.12		AOL Interactive Marketing Agreement.** #
10.13		Advanstar Warrant Agreement Amendment No. 1 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.14		Training and Management Services Agreement by and between the Company and Gateway Companies, Inc., dated September 29, 2000.*** #
10.15		Warrant Agreement by and between the Company and Gateway Companies, Inc.***
10.16		Warrant Agreement by and between the Company and Gateway Companies, Inc.***
10.17		Warrant Agreement by and between the Company and Gateway Companies, Inc.***
10.18		AOL Amended and Restated Warrant Agreement dated November 18, 2000.†††
10.19		AOL Bulk Subscription Sales Agreement dated December 1, 2000.†††
10.20		E-MarketPro Amended and Restated Assignment Agreement dated November 3, 2000.†††
10.21		AuctioNet.com, Inc. License Agreement dated December 29, 2000.†††
10.22		BroadVision PurchasePro Master Agreement dated December 19, 2000.†††#
10.23	*	Employment Agreement between the Company and Jeffrey Anderson.†††
10.24	*	Employment Agreement between the Company and James P. Clough.†††
10.25	*	Employment Agreement between the Company and Joseph Michael Kennedy.†††
10.26	*	Employment Agreement between the Company and Shawn P. McGhee.†††
10.27		Referral Agreement by and between the Company and C3 Capital, LLC.****
10.28		Warrant Agreement by and between the Company and C3 Capital, LLC.****
10.29		Warrant Agreement by and between the Company and C3 Capital, LLC.****
10.30		Employment Agreement between the Company and Richard L. Clemmer.****
10.31		Stock Option Agreement between the Company and Richard L. Clemmer.****
10.32		Stock Option Agreement between the Company and Richard L. Clemmer.****
10.33		Promissory Note between the Company and Richard L. Clemmer.****
10.34		Employment Agreement between the Company and Allen R. Winder.****
10.35		Amendment to Employment Agreement between the Company and Allen R. Winder.****
10.36		Form of June 28, 2001 Offer Letter of PurchasePro.com, Inc. Stock Issuance Agreement relating to the Company's Stock Option Exchange Program for Executive Officers.****

†	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-01865).
††	Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-92303).
†††	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

*	Indicates management contract or compensatory plan or agreement.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed October 23, 2000.
****	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001
#	Confidential treatment has been granted with respect to certain portions of this agreement.

  (b) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the second quarter of 2001:

Date of Report	Description
April 20, 2001	Item 5, Other Events—PurchasePro completed its acquisition of Net Research, Inc., a Florida corporation doing business as BayBuilder.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURCHASEPRO.COM, INC.
Date: December 18, 2001	By:	/s/ MARK R. DONACHIE Mark R. Donachie Chief Financial Officer

QuickLinks

EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-Q
PURCHASEPRO.COM, INC. AND SUBSIDIARIES FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Quarterly Financial Statements
PURCHASEPRO.COM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
PURCHASEPRO.COM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PURCHASEPRO.COM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
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