Form 10-K405
period 2001-12-31
PURCHASEPRO COM INC
filed 2002-04-01
CIK 1087831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File Number 000-26465

PURCHASEPRO.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0385401 (I.R.S. Employer Identification No.)
7710 West Cheyenne, Las Vegas, Nevada (Address of principal executive offices)	89129 (Zip code)

(702) 316-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.01.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 87,958,914 as of March 22, 2002.

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 22, 2002 was $64.2 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

        The information called for by Part III is incorporated by reference to specific portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders with is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001. Certain exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated in Part IV.

PURCHASEPRO.COM, INC.

FORM 10-K

DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

        The discussion of our business contained in this annual report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

Overview

        PurchasePro.com, Inc. offers industry-leading strategic sourcing, procurement and materials management software solutions. From our initial success providing procurement solutions to the hospitality industry, we have expanded our diverse suite of products and services to include our e-Source sourcing and reverse auction solutions, e-Procurement, v-Distributor and e-MarketMaker marketplace solutions, and MMS400 enterprise materials management system. In addition, our commerce network has continued to expand as use of our software solutions has grown, resulting in an interconnected database of buyers and suppliers utilizing our solutions.

        During 2001, our customers purchased $863 million in goods and services using our e-Source solution in strategic sourcing events in industries as diverse as building products, pharmaceuticals, petroleum and natural resources, automotive, and hospitality. Also during 2001, users of our marketplace solutions issued 249,045 purchase orders for $262 million in purchases, an increase of 719 percent over 2000. As of December 31, 2001, MMS400 had been installed at over 140 properties, with billions of dollars worth of goods purchased using the system.

        Our predecessor company was incorporated in October 1996 and in January 1998, we incorporated in the State of Nevada and acquired all of the assets and assumed all the liabilities of our predecessor. Our principal executive offices are located at 7710 West Cheyenne Avenue, Las Vegas, Nevada 89129.

Products and Services

        e-Source.    Our e-Source solution, resulting from our acquisition of Net Research, Inc., doing business as Baybuilder, in April 2001, enables buyers to identify and select suppliers for participation in a strategic sourcing event, establish the parameters for the event, and acquire goods and services upon completion of the event. Our e-Source solution enables buyers to quantify spend analysis, qualify additional suppliers, enhance RFI and RFQ management, cultivate competitive bidding and negotiations and manage supplier relationships. Procurement professionals may use e-Source to quickly create a request for quote (or RFQ), access our auction templates and determine the auction format and bidding parameters, select suppliers for participation and initiate the event. In addition to price, e-Source allows customers to analyze bids using multiple criteria, including the quality of goods, available warranties, shipping terms and supplier certifications. Strategic sourcing events may culminate in a reverse auction, which may span 30 minutes to several hours in length. Buyers and suppliers have a complete view of the event, including historical costs versus current bid price. The bid process is fully captured and the data is available in real time directly to the procurement professional responsible for making the purchase, with our customers realizing an average savings of 10 to 30 percent.

        e-Procurement/Marketplace Solutions.    Our marketplace software and services allow customers to establish and operate on-line marketplaces, using our "powered by PurchasePro" brand that empowers businesses of all sizes to easily buy and sell products and services, enhancing sales opportunities and reducing procurement costs. Our marketplace solutions respond to the most common corporate transactional needs: e-Procurement for corporate procurement, v-Distributor for online and off-line distributors, and e-MarketMaker for Internet market makers. Marketplace owners may set business rules, determine which features of the marketplace products they want to use, and determine who will ultimately populate their marketplace. In addition, marketplace owners may elect that every member of their marketplace is instantly interconnected with the members of every other marketplace. Our marketplace solutions meet the needs of both the "buy-side" and the "sell-side." On the buy-side, buyers have a simple, easy to use system that can be implemented with potentially thousands of buyers per marketplace, while on the sell-side, it is simple and scalable for suppliers to add content, such as product listings, catalogs, classified ads and other methods. Using our marketplace solutions, companies of all sizes can streamline their purchasing and sourcing activities.

        MMS400.    Our MMS400 enterprise materials management system, resulting from our acquisition of Stratton Warren Software, Inc. in January 2001, provides customers in the hospitality industry with a turnkey solution for procurement and inventory operations, specifically for their inventory, purchasing, menu analysis and retail needs. The MMS400 system may be integrated with most financial software and point of sale software used in the hospitality industry, enabling customers to record and process the inventory and purchasing functions activity from the time of need to the time of payment. With the seamless integration between the MMS400 system and our marketplace solutions, buyers in the hospitality industry combine our materials management capability with our hospitality procurement solution, accessing our supplier database available for hospitality buyers, simultaneously recording and managing the costs associated with their procurement activities.

        Commerce Network.    As buyers and suppliers are introduced to and begin using our hosted solutions, they join a common database of similarly situated businesses transacting business over the Internet in a single, inter-connected environment. The commerce network allows members the ability to streamline their procurement from sourcing to bidding to order to payment. Our marketplace solutions enable each member to be a buyer, supplier or both, enabling members to take advantage of features such as on-line catalog creation, request for quotes/information, workflow management, online ordering (purchase orders), and analytics/reporting.

Strategic Relationships

        We seek strategic relationships with leaders in industries that we believe will be the first and fastest to adopt Internet-based e-commerce solutions. Our strategy is to leverage the customer bases and vendor relationships of our strategic partners for both software sales and increased membership in our commerce network.

        During the year ended December 31, 2001, America Online ("AOL") directly accounted for 26 percent of our net revenues, and including referrals and other aspects of our relationship, a total of 52 percent of our revenues resulted from our relationship with AOL for the year ended December 31, 2001. No other customers contributed 10 percent or more of net revenues.

Sales and Marketing

        We sell our products and services primarily through our direct sales force. As of December 31, 2001, we had 53 people in our sales and marketing group, located primarily in our corporate offices in Las Vegas, Nevada. Our typical sales process begins with our sales professionals, who create presentations for each potential customer utilizing demonstrations of our products, a return-on-investment analysis, and other materials specific to the potential customer. Thereafter, we often engage members of our senior management and technology groups to discuss various aspects of our company, products and services.

        Our marketing strategy focuses on educating our target markets, driving awareness of our solutions to increase the sales of software and services we offer and increase the speed of adoption and use. We intend to continue to market ourselves through traditional and on-line business media and trade publications. Co-branded relationships and direct mail initiatives support our direct marketing efforts. We participate in events, conferences and trade shows to promote our business-to-business brand presence.

Technology and Operations

        The computer equipment located at our headquarters in Las Vegas, Nevada hosts our enabling platform, comprised of database schemas and code, search engine code, middle-tier objects, support libraries, user interface code, and integration programs. Customers of our marketplace software product may elect to host with us on this enabling platform. Members access their respective marketplace using a standard Web browser. We have designed our technology and operations to maximize reliability, security and data recoverability, many of which are based on our ability to offer a centralized architecture for licensees of our software.

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

        We are currently subject to a suit initiated on March 4, 2002 by FreeMarkets, Inc. in a case styled FreeMarkets, Inc. v. PurchasePro.com, Inc., U.S.D.C., District of Delaware, Case No. 02-162, alleging that certain functionalities of our e-Source product infringe on FreeMarkets' U.S. Patent No. 6,216,114. See Part I, Item 3, Legal Proceedings.

Competition

        The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We have increasingly encountered competition with respect to different aspects of our solutions from a variety of vendors including FreeMarkets, Ariba, Commerce One, Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in our market, we expect additional competition from other established and emerging companies, as our market continues to develop and expand.

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

Government Regulation

        We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted, both in the United States and in countries where we conduct business. Such laws and regulations may cover issues such as user privacy, pricing, tax, content, copyrights, distribution, and characteristics and quality of products and services.

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

Employees

        As of December 31, 2001, we had 143 full-time equivalent employees. Of these, 40 were in programming and technical support, 53 in sales and marketing, 21 in customer support and operations and 29 in finance and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

ITEM 2: PROPERTIES

        Our principal executive, sales, marketing, research, development, training, and administrative offices occupy approximately 66,000 square feet at our corporate headquarters at 7710 West Cheyenne Avenue in northwest Las Vegas.

        As of December 31, 2001, we were also obligated under lease agreements for an additional 108,000 square feet that we vacated at various times during 2001. The leases for the vacated office space expire at various dates between 2002 and 2010. In March 2002, we entered into a settlement agreement, effective as of December 31, 2001, that effectively eliminates these obligations. As consideration for terminating the leases, we issued the lessor a note payable that is convertible into common stock and agreed to make partial payments until the office space is leased to a third party. We also agreed to convey the furniture, fixtures and equipment we abandoned for $650,000 payable upon payment or conversion of the note. See Note 18, "Subsequent Events," of the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, for a further discussion of the settlement.

        Previously, we had sales offices in numerous other locations that were vacated during 2001. We are currently subleasing these spaces to other businesses on terms that are similar to the terms of our lease agreements.

ITEM 3: LEGAL PROCEEDINGS

        We are a party to a class action suit against us and a number of our current or former officers and directors, In re PurchasePro, Inc. Securities Litigation, U.S.D.C., District of Nevada, Case No. CV-S-01-0483-JLQ, which results from the consolidation of other suits, the first of which was filed on or about April 26, 2001. The class action suit alleges certain violations of federal securities laws, and seeks damages on behalf of a class of shareholders who purchased our common stock during defined periods. A related shareholder derivative lawsuit, In re PurchasePro.com, Inc. Derivative Litigation, District Court, Clark County, Nevada, Case No. A436614, which also results from the consolidation of other suits, the first of which was filed on June 28, 2001, alleges various breaches of fiduciary duty by certain current or former officers and directors and effectively alleges the same allegations which are the subject of the federal securities class actions. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims in the federal and state lawsuits are without merit and intend to defend them vigorously.

        In December 2001, we and certain former officers and directors were named as defendants in Collegeware USA, Inc. v. PurchasePro.com, Inc., et al., U.S.D.C., Southern District of New York, Case No. 01CV10867. The complaint alleges violations of federal securities laws in our initial public offering in September 1999 and secondary offering in February 2000 arising from a failure to disclose that our underwriters solicited and received excessive commissions and allocated shares to customers in exchange for the customers' promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thus distorting and/or inflating the market price for shares of our common stock in the after-market. The suit is part of the "IPO Allocation Securities Litigation" in approximately 320 companies and over 30 underwriters have been sued in actions alleging claims nearly identical to those alleged against us. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims are without merit and intend to defend them vigorously.

        On January 8, 2002, PurchasePro.com, Inc. was named as a defendant in Langley v. Credit Suisse First Boston Corp., Prudential Securities, Inc. and PurchasePro.com, Inc., U.S.D.C. for the Eastern District of Kentucky, Case No. 00-448. Although the action had been pending against Prudential Securities, Inc. and Credit Suisse First Boston Corporation since late 2000, we were not initially named as a defendant. The claims against us include reformation, breach of contract as reformed, and rescission, and are based on the plaintiff's allegation that a lock-up provision associated with our secondary public offering was improperly enforced. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims are without merit and intend to defend them vigorously.

        In March 2002, FreeMarkets, Inc. initiated a suit against us, FreeMarkets, Inc. v. PurchasePro.com, Inc., U.S.D.C., District of Delaware, Case No. 02-162, alleging that certain functionalities of our e-Source product infringe on FreeMarkets' U.S. Patent No. 6,216,114. FreeMarkets' patent is entitled "Method and System for Controlling and Initiating the Duration of Overtime Intervals in Electronic Auctions" and seeks to protect certain business methods used by FreeMarkets. The suit seeks an order that we are infringing on FreeMarkets' patent and an injunction against further infringement, along with damages, attorney fees and costs. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims are without merit and intend to defend them vigorously.

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

        In October 2001, Verizon Yellow Pages Company filed a lawsuit against us in District Court, Clark County, Nevada, Case No. A440979. The complaint alleges breach of contract, unjust enrichment and monies due and owing, and seeks compensatory damages in excess of $10,000 for each of the three causes of action, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe there is no merit to the suit and intend to vigorously defend this action.

        We are named as a nominal defendant in a suit filed in June 2001, Levy v. Office Depot, Inc. and PurchasePro.com, Inc., U.S.D.C., Southern District of Florida, Case No. 01-8529-CIV-DIMINTROULEAS/JOHNSON, under Section 16(b) of the Securities Exchange Act of 1934, as amended, which results from the purchase and sale of our securities by Office Depot. The complaint seeks recovery on our behalf of certain short-swing profits allegedly received by Office Depot in violation of Section 16(b). There can be no assurance that we will receive any funds as a result of this suit. Although we are only a nominal defendant in this action, we may be required to expend time and money to resolve it.

        We are involved in other various routine legal proceedings incidental to our normal course of business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "PPRO." The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded.

	2001		2000
	High	Low	High	Low
First quarter	$31.36	$5.41	$82.00	$34.00
Second quarter	$7.56	$0.98	$37.69	$9.19
Third quarter	$1.65	$0.45	$47.75	$16.50
Fourth quarter	$1.78	$0.37	$47.44	$11.00

        The above information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder, which occurred on October 12, 2000.

        Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At March 22, 2002, there were approximately 446 stockholders of record and the price per share of our common stock was $0.73.

        AOL.    In March 2000, we issued to AOL warrants to purchase up to 4,000,000 shares of our common stock at an exercise price of $63.26 (adjusted after one year, as to any unvested warrants, to the then-current market price of our common stock). The warrants are exercisable from the time they vest until March 2003 as follows: (i) 1,000,000 warrants vest immediately; and (ii) 3,000,000 warrants vest as revenue is earned by us under the terms of the agreement. Vesting begins when annualized revenue reaches $25 million for the quarter and vests one share per $80 of revenue received by us.

        In November 2000, we entered into an amended and restated AOL warrant agreement, amending the March 2000 warrant agreement. For the 3,000,000 performance-based warrants that had not been earned as of the date of the amendment, the strike price was adjusted to $0.01 per share. In exchange for the reduced strike price, the defined revenue for which AOL can vest the performance-based warrants was expanded to include software licenses recognized by us that resulted from referrals from AOL. The formula for vesting warrants on referral revenue is that for each $1 of revenue generated from the referrals during a fiscal quarter, AOL is able to earn a number of warrants calculated as three times the revenue recognized divided by the estimated fair value of our common stock, as defined. The agreement limits the total recognized revenue allowed in the calculation to $10.0 million in the quarter ended December 31, 2000, $15.0 million in the quarter ending March 31, 2001 and $20.0 million in the quarter ending June 30, 2001. For the quarter ended December 31, 2000, AOL earned approximately 1.8 million warrants under the amended agreement, and in January 2001, AOL exercised the warrant with respect to such shares. For the quarter ended March 31, 2001, AOL earned the remaining 1.2 million warrants under the amended agreement, and in April 2001, AOL exercised the warrant with respect to such shares.

        Fusion Capital.    On December 21, 2001, we entered into a Common Stock Purchase Agreement (the "Fusion Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which we shall offer and sell to Fusion Capital up to $15.0 million of our common stock over a period of up to 30 months. As a condition to Fusion Capital's obligation to make purchases under the Fusion Purchase Agreement, the common stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission.

        Pursuant to the Fusion Purchase Agreement, Fusion Capital shall purchase on each trading day during each monthly period during the term $25,000 of our common stock, subject to our right to suspend such purchases or decrease the amount of such purchases, and our right to terminate the Fusion Purchase Agreement at any time. We also have the right to increase the daily purchase amount at any time, provided our stock price is above $4.00 per share for five (5) consecutive trading days.

        The purchase price per share will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; and (ii) the average of the three (3) lowest closing bid prices of our common stock during the ten (10) consecutive trading days prior to the date of a purchase by Fusion Capital. Notwithstanding the foregoing, Fusion Capital may not purchase shares of common stock if Fusion Capital or its affiliates would beneficially own more than 4.9% of our then aggregate outstanding common stock immediately after the proposed purchase. If the 4.9% limitation is ever reached we have the option to increase this limitation to 9.9%. If the 9.9% limitation is ever reached, this limitation will not limit Fusion Capital's obligation to fund the daily purchase amount.

        Fusion Capital will receive 600,000 shares of common stock as a commitment fee for the financing, 300,000 of which were received upon entering into the Fusion Purchase Agreement, and 300,000 of which will be issued upon commencement of purchases by Fusion Capital. In addition, we have paid a $35,000 commitment fee to Fusion Capital.

        Ladenberg Placement.    On February 13, 2002, we entered into a Common Stock and Warrants Purchase Agreement (the "Ladenberg Purchase Agreement") with a group of institutional investors (the "Purchasers") in connection with a private placement of 9,230,770 shares of our common stock at an aggregate offering price of $6.0 million, or $0.65 per share, together with warrants to purchase up to 1,384,612 shares of our common stock at an exercise price of $1.00 per share. Ladenberg Thalmann & Co. Inc. ("Ladenberg") acted as our agent in the private placement, in connection with which we have paid Ladenberg an agency fee equal to 4% of the total offering, or $240,000.

        Pursuant to the Ladenberg Purchase Agreement, we must file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued in the private placement and issuable upon exercise of the warrants issued in the private placement pursuant to a registration rights agreement entered into between us and the Purchasers simultaneously with the Ladenberg Purchase Agreement. If the registration statement we file is not effective within 90 days of the date of issuance, we will pay the Purchasers an amount equal to 2% of the original offering price per month until it becomes effective.

Settlement of Legal Claims.

        In March 2002, we entered into definitive agreements reflecting the understanding we reached as of December 31, 2001 with our landlord in settlement of claims arising from our abandonment of certain leased office space. As of December 31, 2001, we were obligated under lease agreements for an additional 108,000 square feet that we vacated at various times during 2001. The leases for the vacated office space were to expire at various dates between 2002 and 2010. The settlement with our landlord effectively eliminates these obligations. As consideration for terminating the leases, we issued the lessor a note payable in the amount of $4,643,277.09 that is convertible into common stock, and agreed to make partial payments under the leases until the abandoned office space is leased to a third party or the note is paid or converted. We also agreed to convey the furniture, fixtures and equipment we abandoned for $650,000, payable upon payment or conversion of the note. Although the convertible note does not contain registration rights, the note automatically converts upon registration of the common stock underlying the convertible note. We currently anticipate that we will file a registration statement for the common stock underlying the convertible note within the next six months.

        In December 2001, we entered into a settlement agreement with our former Chairman and Chief Executive Officer, resolving all claims brought by him and releasing us from future liability with respect to such claims. As part of the settlement, we issued 2.5 million shares of common stock to this former director and officer, and options to purchase an additional 530,512 shares of common stock under our 1999 Stock Plan at an exercise price of $1.17 per share. See Note 8, "Stockholders Equity," of the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, for a further discussion of the settlement with this former director and officer.

        In November 2001, we entered into a settlement agreement with two former employees and an entity controlled by such former employees, resolving all claims brought by each of them and releasing us from future liability with respect to such claims. As part of the settlement, we issued two warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $.54 per share. The warrants are exercisable for a period of three years. The holder was granted piggy-back registration rights and provided we are eligible to register securities on Form S-3, the holder also was granted demand registration rights. See Note 8, "Stockholders Equity," of the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data for a further discussion of the settlement with these claimants.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data presented for 1997 through 2001 are derived from our audited statements of operations. The consolidated balance sheet data at December 31, 1997 through 2001 are derived from our audited consolidated balance sheets.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$38,766	$64,991	$6,017	$1,670	$675
Operating loss	$(272,994)	$(79,974)	$(72,131)	$(6,483)	$(2,865)
Net loss	$(272,183)	$(72,811)	$(71,941)	$(6,800)	$(2,985)
Net loss applicable to common stockholders	$(272,183)	$(72,811)	$(81,983)	$(7,135)	$(2,985)
Loss per share:
Basic	$(3.80)	$(1.15)	$(2.44)	$(0.28)	$(0.13)
Diluted	$(3.80)	$(1.15)	$(2.39)	$(0.26)	$(0.12)
Balance Sheet Data:
Cash and cash equivalents	$7,401 (a)	$86,335	$30,356	$1,690	$8
Working capital (deficit)	$(4,081)	$70,789	$28,439	$907	$(1,907)
Total assets	$45,866	$320,222	$66,477	$2,745	$609
Notes payable	$—	$—	$25	$1,545	$2,567
Long-term liabilities, net of current portion	$5,533	$10,348	$—	$—	$—
Redeemable convertible preferred stock	$—	$—	$—	$6,339	$—
Total stockholders' equity (deficit)	$24,456	$260,920	$61,854	$(5,881)	$(2,709)

(a)
Includes $912,000 of restricted cash.

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

Overview

        We offer strategic sourcing, procurement and materials management software solutions. Our suite of products and services includes our e-Source sourcing and reverse auction solutions, e-Procurement, v-Distributor and e-MarketMaker marketplace solutions, and MMS400 enterprise materials management system. In addition, our commerce network has continued to expand as use of our software solutions has grown, resulting in an interconnected database of buyers and suppliers utilizing our solutions.

        From our inception through early 1999, substantially all of our revenues were derived from monthly membership subscription fees for access to our global marketplace and from application service fees for private-labeled marketplaces. In early 1999, we began contracting with business customers to set up private labeled marketplaces tailored to the needs of our customers. We began charging these customers an application service provider fee for a fully operational marketplace solution hosted and maintained by us during the period of service. In general, we recognize revenues as an application service provider over the period of service.

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

        In January 2001, we completed the acquisition of Stratton Warren Software, Inc. ("Stratton Warren"). Stratton Warren designs and markets software for hotels, casinos, and other food service operation with purchasing, inventory and material management requirements.

        In April 2001, we completed our acquisition of Net Research Inc. ("BayBuilder"). BayBuilder provides strategic sourcing software and services that enable trading partners to negotiate and collaborate in order to lower costs and improve supplier relationships on both direct and indirect goods.

        For our software license revenue, we apply the provisions of American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," which amends SOP 97-2. SOP 97-2 and 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term. Revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and professional consulting services are the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For software licenses sold to resellers, we defer revenue recognition until the time the reseller delivers the software to the end user. Under our standard reseller program, we have no obligation of future performance under licenses sold to resellers. If we provide other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized at the time the services are completed. Such contracts typically consist of professional services and are generally completed within 45 days of the software sale. For software licensees who contract with us to host their marketplaces, we recognize hosting revenue over the period the hosting services are provided. Hosting contracts generally are terminable on 30-day notice and do not impact the license and maintenance agreement.

        We have issued warrants to several of our strategic marketing partners. In 1999, we issued 1,050,000 warrants to a strategic marketing partner in exchange for a license to business-to-business editorial content valued at approximately $10.7 million. The editorial content was amortized to operating expense until the fourth quarter of 2000, at which time we concluded that changes in estimated future cash flows from the editorial content asset were less than the carrying value, and we recognized an impairment loss of approximately $9.8 million. In 1999, we issued 2,700,000 warrants to a strategic partner valued at $50.1 million, which was charged to sales and marketing expense at the date of issuance. In 2000, we issued 4,000,000 warrants to America Online ("AOL"), of which 1,000,000 warrants that vested immediately were valued at $25.8 million and were recorded as an intangible asset. The remaining 3,000,000 warrants could be earned based on AOL's performance under the warrant agreement. The portion of the warrant agreement that related to the performance-based warrants was amended in November 2000 to reduce the strike price to $0.01 per share in exchange for additional revenues streams marketed by AOL. We recognized sales and marketing expense during the periods that the warrants were earned. During the years ended December 31, 2001 and 2000, we recognized $10.0 million and $30.0 million of sales and marketing expense related to approximately 1.2 million and 1.8 million warrants earned under the agreement, respectively. In September 2001, we terminated certain agreements with AOL. In 2000, we issued 3,000,000 warrants to Gateway Companies, Inc. ("Gateway") in exchange for certain training and marketing services valued at approximately $38.2 million. We amortize the value of these services to sales and marketing expense during the periods that the services are provided. During 2001, we concluded that the estimated benefits from the training and marketing services were less than the carrying value, and we recognized an impairment loss of approximately $21.8 million.

        We have incurred significant costs: to develop our technology, products and services; to recruit and train personnel for our technology, sales, marketing, professional services and administration departments; and for the amortization of our intangible assets and for our strategic marketing warrants. As a result, we have incurred significant losses since inception, and as of December 31, 2001, had an accumulated deficit of $424 million. We believe our success is contingent on increasing sales of our products and services and collecting those amounts due from our customers. We may continue to have substantial non-cash expenses related to the issuance of warrants to purchase our common stock. These warrant-related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. See Note 8, Stockholders' Equity, of the Notes to Consolidated Financial Statements for more detailed information.

        We had 143 employees as of December 31, 2001, a significant decline from 542 employees we had as of December 31, 2000. After significant downsizing during the year, we believe we are now appropriately sized for the expected demand for our products and services.

        In connection with the granting of stock options to our employees we recorded deferred stock-based compensation totaling approximately $27.9 million from inception through December 31, 2001.

This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 44. During the years ended 2001, 2000 and 1999, we recorded $6.6 million, $17.1 million and $5.8 million, respectively, of related stock-based compensation expense. As of December 31, 2001, we had an aggregate of $397,000 of related deferred compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2003. Stock-based compensation is presented as a component of each operating expense caption in our consolidated statements of operations.

        We believe our critical accounting policies include revenue recognition and impairment analysis. With respect to revenue recognition, we expend a significant amount of time and effort in contract negotiations with our customers. As a result of these negotiations, most contracts contain provisions that require significant analysis and review for revenue recognition. During the last several years, we have experienced a significant evolution in the form of our contracts, how contracts are structured, the duration of contracts, and other terms. We expect that this evolution will continue as new products and services are developed and brought to market. Our products and services may be bundled, or unbundled in an effort to provide the customer with a solution that satisfies its particular situation.

        Impairment analysis represents another critical accounting policy. A significant amount of professional judgement and experience is necessary to identify potential impairments, develop assumptions, and make fair value assessments. Assumptions that need to be made often include, among others, discount rates, estimated useful lives, and cash flows. Often times, these assumptions are developed with no single value representing the most probable outcome, but rather a range of values represents a probable result. During 2001, a significant amount of our assets were identified as impaired. We discuss these impairments more fully below, as well as in the Notes to the Consolidated Financial Statements.

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

        BayBuilder.    On April 20, 2001, we completed our acquisition of all the outstanding stock of Net Research, Inc., a Florida corporation doing business as BayBuilder ("BayBuilder"), a strategic sourcing technology company that provides strategic sourcing software and services that enable trading partners to negotiate and collaborate in order to lower costs and improve supplier relationships on both direct and indirect goods. BayBuilder's strategic sourcing solution provides buyers and suppliers with workflow, supplier survey, e-negotiations, reverse auctions, analytics and decision optimization tools. The total consideration for the acquisition consisted of $3.0 million in cash and $5.5 million in common stock. The consideration for the outstanding stock of BayBuilder was determined through arms-length negotiations. The cash portion of the purchase price for the shares of BayBuilder was provided from the Company's working capital.

Liquidity and Capital Resources

        Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the year ended December 31, 2001 and 2000, we used $31.9 million and $21.4 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities.

        For the year ended December 31, 2001 and 2000, we used cash totaling $41.0 million and $67.9 million, respectively, in our investing activities. Net cash used in investing activities for the year ended December 31, 2001 consists primarily of expenditures for software, computers and related equipment purchases, as well as capitalized software development costs. Our investing activities for the year ended December 31, 2001, also include the acquisition of Stratton Warren and BayBuilder. Net cash used in investing activities for the year ended December 31, 2000 includes a $25.0 million payment made to AOL in March 2000 under a marketing agreement. The remainder consists of cash used to purchase property and equipment and cash used to purchase debt or equity securities of other companies.

        Net cash used in financing activities for the year ended December 31, 2001 was $6.9 million, which includes payments of $9.7 million under long-term obligations, including the AOL marketing and technology development agreements, and payments to acquire treasury stock of $902,000, offset by proceeds of $3.8 million for the exercise of employee stock options. Net cash provided by financing activities for the year ended December 31, 2000 was $145 million. The cash provided includes the net proceeds of our follow-on public offering in February 2000.

        Our working capital deficit, including restricted cash, as of December 31, 2001, was $4.1 million. In September 2001, we breached a payment obligation to a vendor whereby we were obligated to make a $1.5 million payment. As a result of the default, we reclassified the long-term portion of the obligation to the "Current portion of long-term liabilities" caption on the Consolidated Balance Sheets. As of December 31, 2001 the total obligation included in current liabilities was $5.5 million.

        As of December 31, 2001, our principal source of liquidity was approximately $6.5 million of cash and cash equivalents, $912,000 of restricted cash and $2.3 million of net trade accounts receivable. On October 23, 2001, we took significant steps to reduce our cash operating expenses, including headcount and facilities cost reductions. As a result of these measures, cash used in operations during the fourth quarter 2001 totaled $12.8 million, which exceeded the $11.5 million we expected during the fourth quarter. We anticipate that our normal and recurring cash operating expenses will be approximately $6.0 million per quarter thereafter. We believe that this reduction, along with our cash, cash equivalents and net trade accounts receivable, expected sales, and access to additional capital described below will enable us to fund our operating activities for at least the next twelve months. However, if we are unable to achieve the reduction of cash operating expense we anticipate or new sales we currently project, if we are required to make additional non-recurring cash payments, or if we are unable to maintain our access to additional capital, there can be no assurance that our cash, cash equivalents and net accounts receivable will be sufficient to fund our operations for such period.

        In December 2001, we entered into a Common Stock Purchase Agreement (the "Fusion Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which we will offer and sell to Fusion Capital up to $15.0 million of our common stock over a period of up to 30 months. As a condition to Fusion Capital's obligation to make purchases under the Fusion Purchase Agreement, the common stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission.

        Pursuant to the Fusion Purchase Agreement, Fusion Capital shall purchase on each trading day during each monthly period during the term $25,000 of our common stock, subject to our right to suspend such purchases or decrease the amount of such purchases, and our right to terminate the Fusion Purchase Agreement at any time. We also have the right to increase the daily purchase amount at any time, provided the stock price is above $4.00 per share for five (5) consecutive trading days.

        Under the Fusion Purchase Agreement, the purchase price per share will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; and (ii) the average of the three lowest closing bid prices of the common stock during the ten consecutive trading days prior to the date of a purchase by Fusion Capital. Notwithstanding the foregoing, Fusion Capital may not purchase shares of common stock under the Fusion Purchase Agreement if Fusion Capital or its affiliates would beneficially own more than 4.9 percent of our then aggregate outstanding common stock immediately after the proposed purchase. If the 4.9 percent limitation is ever reached, we have the option to increase this limitation to 9.9 percent. If the 9.9 percent limitation is ever reached, this limitation will not limit Fusion Capital's obligation to fund the daily purchase amount.

        Fusion Capital will receive 600,000 shares of common stock as a commitment fee for the financing, 300,000 of which were received upon entering into the Fusion Purchase Agreement, and 300,000 of which will be issued upon commencement of purchases by Fusion Capital. In addition, we paid a $35,000 commitment fee to Fusion Capital.

        On February 13, 2002, we entered into a Common Stock and Warrants Purchase Agreement (the "Ladenberg Purchase Agreement") with a group of institutional investors (the "Purchasers") in connection with a private placement of 9,230,770 shares of our common stock at an aggregate offering price of $6.0 million, or $0.65 per share, together with warrants to purchase up to 1,384,612 shares of our common stock at an exercise price of $1.00 per share. Ladenberg Thalmann & Co. Inc. ("Ladenberg") acted as our agent in the private placement, in connection with which we have paid Ladenberg an agency fee equal to 4 percent of the total offering, or $240,000.

        Pursuant to the Ladenberg Purchase Agreement, we must file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued in the private placement and issuable upon exercise of the warrants issued in the private placement pursuant to a registration rights agreement entered into with the Purchasers simultaneously with the Ladenberg Purchase Agreement. If the registration statement filed by us is not effective within 90 days of the date of issuance, we are required to pay the Purchasers an amount equal to 2 percent of the original offering price per month until it becomes effective.

        In addition, we may pursue various financing alternatives, including the public or private sale of additional shares of common stock or the issuance of either debt or equity securities convertible into shares of our common stock. There can be no assurance that any such additional financing will be available on terms we find acceptable or at all. Although we believe that we will be able to fund our operating activities for at least the next twelve months even if we do not obtain such additional financing, in the event our operating expenses are greater than we expect, if our expected sales are less than our current projections, if we are required to make additional non-recurring cash payments, or if we are unable to maintain our access to additional capital, failure to raise additional capital could severely harm our business, financial condition and results of operations.

Results of Operations

Comparison of the Year Ended December 31, 2001 and December 31, 2000

        Revenues.    Our revenues are grouped into four categories. Software licenses are for product licenses sold by us. Network access and service fees include subscription fees and transaction fees charged to individual subscribers for access to our global marketplace and application service fees for private-labeled marketplaces we host for our customers, maintenance fees for on-going software license maintenance, hosting fees for those customers who have licensed our software products and have contracted our hosting capabilities, and professional services for setting up marketplaces, assisting customers with strategic sourcing events and providing other ancillary services. Advertising fees include fees for advertising on our global marketplace. Other revenues include fees generated by our purchasing aggregator subsidiary, PPS, and other ancillary services.

        Our net revenues decreased to $38.8 million for the year ended December 31, 2001 from $65.0 million for the year ended December 31, 2000. The decrease resulted primarily from a decline in our software license fees and network access fees. Software license fee revenue decreased to $16.9 million from $34.9 million. We experienced a significant reduction in the demand for our marketplace products during the second quarter of 2001. We attribute this decrease to a softening of the U.S. economy that has resulted in lower demand for our products. During 2001 and 2000, AOL referred $10.0 million and $11.9 million of each period's total license fee revenue. As discussed below, we terminated our relationship with AOL during 2001; therefore, future referrals from AOL are not expected to occur. Our network access and service fee revenue decreased to $18.7 million from $23.5 million. Each year includes two promotional subscription offers paid by Office Depot and AOL on behalf of their subscribers. During the years ended 2001 and 2000, these promotional subscription offers were $10.0 million and $15.9 million, respectively. Both of these revenue streams are nonrecurring. Excluding these one-time contracts, network access and service fees increased $1.0 million. Advertising revenues decreased to $2.4 million from $3.2 million. Advertising revenue has declined due to several preferred suppliers leaving our global network. Other revenues decreased to $792,000 from $3.4 million between periods. The decline is attributable to a one-time project during 2000 to develop multiple web sites for a customer. During the year ended December 31, 2001, AOL accounted for 26 percent of net revenues. No other customers contributed 10 percent or more of net revenues. In total, 52 percent of our revenues resulted from our relationship with AOL, as a customer and through referrals, for the year ended December 31, 2001. During the year ended December 31, 2000, two customers each accounted for 18 percent of net revenues. We anticipate no revenues to be generated from our relationship with AOL in future periods due to the termination of certain agreements with AOL.

        Cost of Revenues.    Our cost of revenues consists primarily of costs for operating the public and private marketplace networks and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues increased to $7.4 million from $4.5 million for the years ended December 31, 2001 and 2000, respectively. Expenses related to personnel costs increased to $3.9 million from $3.1 million between periods. Other items also contributing to the increase between periods were ISP and hardware/software maintenance costs.

        Sales and Marketing.    Our sales and marketing expenses are comprised primarily of non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses decreased to $69.6 million from $78.0 million between periods. We recorded non-cash charges of $26.5 million during 2001 for the amortization of marketing assets acquired with previously issued warrants. In 2000, we recorded a $30.0 million non-cash charge in connection with warrants issued to AOL for customer referrals. Also in 2000, we recorded a $3.7 million non-cash charge related to the issuance of common stock to re-acquire certain geographic marketing rights that, in 1999, we had sold to a company controlled by a then-member of the board of directors. We recognized stock-based compensation costs of $1.6 million and $2.0 million during the years ended December 31, 2001 and 2000, respectively. Amortization recorded in connection with the AOL marketing asset increased $7.9 million between periods. Personnel costs decreased to $13.3 million from $18.5 million between periods as a result of headcount reductions. Marketing and advertising costs decreased $7.8 million. In 2000, we incurred expense for a special advertising program with Office Depot. Travel and related costs decreased $733,000 between periods. We expect that our sales and marketing expenses will decrease in absolute dollars as a result of reduced headcount and the elimination of non-cash AOL warrant charges under the strategic marketing partner agreement.

        Programming and Development.    Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of $871,000 and $285,000 for the years ended December 31, 2001 and 2000, respectively. Exclusive of the non-cash charges, our programming and development expenses increased to $9.6 million from $8.9 million for the year ended December 31, 2001 and 2000, respectively. Expenses related to programming and development personnel increased to $6.6 million from $5.8 million between periods. Professional services fees decreased $335,000 from the prior period. Software maintenance costs increased to $1.0 million from $393,000 between periods as a result of a more extensive array of development tools used by our programming personnel.

        General and Administrative.    Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. General and administrative expense increased to $74.6 million from $41.3 million. We recognized stock-based compensation costs of $4.2 million and $14.8 million for the years ended December 31, 2001 and 2000, respectively. In June 2001, we cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares are restricted. Of those shares vested upon issuance, 358,176 were cancelled upon surrender in consideration of income tax withholding requirements for the value on the date of issuance of such vested shares. We recorded stock-based compensation on the date of issuance of $3.2 million for the fair value of the common stock of which $1.6 million was recorded as deferred stock-based compensation related to the unvested portion. The deferred stock-based compensation is being amortized over the vesting periods of the related grants. No such transaction occurred in 2000.

        Personnel costs increased to $14.3 million from $5.9 million, resulting from an increase in size of our executive and administrative staff, as well as non-recurring costs to attract and retain our executives. Travel and related costs increased $2.5 million between years primarily resulting from the payment of travel expenses as part of our settlement with our former chairman and chief executive officer. Depreciation and amortization increased to $23.0 million from $7.0 million for the years ended December 31, 2001 and 2000, respectively, mainly related to additions of furniture, fixtures, equipment and intangible assets, including goodwill. Additionally, bad debt expense increased to $10.6 million from $3.4 million for the years ended December 31, 2001 and 2000, respectively. The increase is a result of management's evaluation of the collectibility of receivables from certain customers who experienced severe operating and cash flow problems during 2001. Professional fees increased to $10.6 million from $3.2 million. Legal and professional service costs increased due to defense of suits filed against us, legal disputes and settlements including the re-acquisition of our common stock from the BayBuilder shareholders. Recruiting costs increased mainly due to attracting our executive staff.

Asset Impairments, Investment Losses and Abandonments

        We review our assets whenever any indicators exist that there might be an impairment in the realizable value of an asset. These indicators include external factors such as deteriorating business conditions, changes in laws and regulations, and extended industry or economic weakness. Internal factors include termination of contracts, ineffectiveness of marketing efforts, and employee turnover.

The following table summarizes the charges recorded for asset impairments, investment losses and abandonments.

	2001	2000
Prepaid assets	$6,049	$—
Investments in other companies	14,061	2,261
Property and equipment	19,766	—
AOL technology and marketing	71,013	—
Gateway training and marketing	21,759	—
Software development costs	21,857	—
Goodwill	3,293	—
Editorial content	—	9,851

	$157,798	$12,112

        Prepaid Assets.    We recorded an impairment of prepaid assets for items that we expected would provide no future economic benefit. Included in the prepaid asset write-off was approximately $5.3 million related to the abandonment of in-store kiosks we rented in certain Office Depot stores. We evaluated the subscriber activity generated from the kiosks and determined that the carrying value was well in excess of the realizable value and therefore recorded an impairment.

        Investments in Other Companies.    With respect to certain investments in other companies, we evaluated the prospects of recovering our investments based on the current financial condition of those companies and their ability to continue as a going concern. If the results of the analysis indicated that recovery was unlikely and that the decline in value was other than temporary, we wrote-off the investment. For the years ended December 31, 2001 and 2000, write-downs of investments in private companies totaled $13.2 million and $2.3 million, respectively. In addition, we wrote down an investment in a publicly traded company based on a decline in market value that was deemed to be other than temporary of $871,000 during the year ended December 31, 2001.

        Property and Equipment.    We abandoned several significant software assets that were included in property and equipment. We had originally anticipated implementing a number of software applications which we purchased late in 2000 and early 2001. These applications included a content management tool, a license to an auction tool, a customer relationship management application and several development tools. However, due to changes in our strategic direction, these software projects were abandoned. The net book value of these assets prior to the write-off was $14.9 million. Also during 2001, we consolidated our operations from several separate office buildings to one building. We conducted a physical inventory after the office consolidation was complete. As of December 31, 2001, we wrote off approximately $4.9 million in computer hardware, software, furniture and equipment primarily because we determined that the assets held no further utility.

        Termination of AOL Marketing and Technology Development Agreements.    In June 2001, we began discussions with AOL regarding our existing relationship, including future required payments to AOL under the Interactive Marketing Agreement and the Technology Development Agreement. We notified AOL that we did not expect to make any further payments under those agreements, pursuant to which we had paid approximately $49.8 million, in aggregate. As consideration for release of our payment obligations under such agreements, we proposed various modifications to the Interactive Marketing and the Technology Development Agreements as well as other existing arrangements that resulted in the abandonment of our rights to certain advertising and technology assets under such agreements. In September 2001, a termination agreement was signed by AOL and us. Approximately $71.0 million, net of accumulated amortization, that related to these agreements was written off in the third quarter of 2001. In addition, since we are no longer required to make any further payments under the Interactive Marketing Agreement and the Technology Development Agreement, the cancellation of the obligation was recognized as an offset to operating expenses of approximately $19.8 million. Also, in connection with the termination, AOL made a one-time payment to us of $1.5 million in satisfaction of existing obligations.

        Gateway Training and Marketing Agreement.    In September 2001, vested warrants issued to Gateway to acquire 2,000,000 shares of our common stock expired unexercised. In December 2001, we evaluated Gateway's ability to deliver on its obligations under its agreements with us. To date, Gateway has provided, and continues to provide, the contractual services, although much more slowly than originally planned. As of December 31, 2001, more than one half of the contract period has expired, but Gateway has delivered less than five percent of its total obligation under the contract. In addition, current economic conditions may also make delivery of all of the remaining obligated training and marketing services during the remaining contract term unfeasible. Based on these factors and discussions we have had with Gateway, we determined that asset value was impaired. As a result of the analysis, we wrote off the training and marketing asset.

        Capitalized Software Development Costs.    During 2001, we evaluated certain in-process capitalized software development assets as part of our workforce reductions that occurred in June and October 2001. This evaluation assessed our product development objectives and our strategic direction and the realizability of future revenue from certain in-process projects. As a result of the evaluation, certain in-process projects were abandoned. Accordingly, we wrote off approximately $21.9 million of such capitalized software development costs.

        Goodwill.    We evaluated the goodwill recorded from the acquisition of Stratton Warren and the realizable value of that goodwill. Our review indicated that the net book value of the assets was impaired based on the projected future cash flows. The estimated future cash flows took into account the expected revenues and expenses over four years, the estimated remaining life of the goodwill. The resultant net cash flows also indicated that a portion of the capitalized software held for sale was also impaired. We recorded a charge of $7.7 million to reflect a write-off of the remaining net goodwill and wrote down $3.3 million of the capitalized software held for sale.

        Editorial Content.    We took a $9.9 million charge in connection with an editorial content agreement with a strategic marketing partner, whereby the partner would supply editorial content for our product. The value of this asset was originally based on projected future cash flows. In the fourth quarter of 2000, we concluded that the estimated future cash flows were less than the carrying value. Therefore, we recorded an impairment charge. We still retain the right to use the content as outlined in the license agreement.

        Employee Termination Benefits and Other.    In response to deteriorating business conditions, we implemented a plan in June 2001 to, among other things, reduce our workforce and consolidate operations in an effort to preserve cash and better align resources with anticipated demand. Costs recorded included employee termination costs, fixed asset write-offs and certain lease costs associated with vacated office space at our main campus in Las Vegas. We further reduced our headcount and further consolidated our operations in October 2001. This downsizing was aimed at reducing future operating costs and increasing operating cash flows, and reduced our workforce by approximately 50 percent. In addition, we restructured executive management responsibilities. The following table summarizes the charges recorded during 2001 for employee termination costs and other costs:

Total employee reduction	297

Employee termination costs	$4,412
Abandonment of leasehold improvements, furniture and equipment	2,543
Lease costs under noncancellable leases	4,258

$11,213

        We terminated 297 employees, including 59 employees in general and administration, 38 employees in customer support and operations, 120 employees in sales and marketing, and 80 employees in programming and technical support. We also abandoned certain leasehold improvements, furniture and equipment that resided in vacated office space. In March 2002, we entered into an agreement with our landlord whereby we agreed to make minimum payments to our landlord, terminated future lease obligations on certain vacated space, and gave our landlord a $4.6 million convertible note to compensate for lost rents. See Note 18, Subsequent Events, in the Notes to the Consolidated Financials Statements for further discussion.

        Other Income (Expense).    Interest income decreased to $2.0 from $6.1 million for the years ended December 31, 2001 and 2000, respectively. The decrease resulted from lower average cash balances during the year. Interest expense decreased to $1.3 million from $1.6 million for the years ended December 31, 2001 and 2000, respectively. The expense resulted primarily from imputed interest on long-term payment obligations with AOL that were terminated in September 2001.

Comparison of the Years Ended December 31, 2000 and December 31, 1999

        Revenues.    Our net revenues increased to $65.0 million for the year ended December 31, 2000 from $6.0 million for the year ended December 31, 1999. Substantially all of this increase resulted from growth in our software license and network access and service fees. Software license revenue increased to $34.9 million from $0 for the years ended December 31, 2000 and December 31, 1999, respectively. Our network access and service fee revenue increased to $23.5 million for the year ended December 31, 2000 from $4.1 million for the year ended December 31, 1999. Of the increase, $11 million relates to a sales agreement with Office Depot, Inc., whereby Office Depot paid the network access fees for 100,000 subscribers for a one-year period through January 2001. Also contributing to the increase is $4.9 million paid by AOL for 100,000 subscribers. AOL paid these subscription fees on behalf of 100,000 of its subscribers as a one-month promotional subscription offer for the month of December 2000. In addition, we depended on AOL for a substantial portion of our revenues. During the year ended December 31, 2000 AOL referred $10.5 million of revenue to us and resold $6.6 million of software licenses. Advertising revenues increased to $3.2 million from $1.1 million for the years ended December 31, 2000 and 1999, respectively. Other revenues, which include transaction fees and participation fees of our purchasing aggregator subsidiary, PPS, and other ancillary services, increased to $3.4 million for the year ended December 31, 2000 from $783,000 for the year ended December 31, 1999, of which $2.3 million related to a one-time contract to build network access web sites for one customer. During the year ended December 31, 2000, two customers each accounted for 18 percent of net revenues. During the year ended December 31, 1999, no customers accounted for more than 10 percent of net revenues.

        During the year ended December 31, 2000, we acquired certain software technology from third-parties to which we also sold our own software products. The acquired technology is used by us in a hosted environment and will only be available to customers who pay for such services. The acquired technology is not part of the software products sold by us. In accordance with the provisions of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," and EITF No. 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," we determined the acquired technology was to be used as internal use software, and therefore recorded the acquired assets at their fair value of approximately $20.6 million as computer equipment and software. We also recognized revenue from the sale of our software at fair value based on our own vendor specific objective evidence. Total revenue for the year ended December 31, 2000 from these software sales totaled approximately $8.8 million, and no individual transaction was in excess of 10 percent of total revenues.

        Cost of Revenues.    Our cost of revenues consists primarily of costs for operating the public and private marketplace network and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues increased to $4.5 million for the year ended December 31, 2000 from $836,000 for the year ended December 31, 1999. The increase was primarily the result of the increase in personnel in our customer service and project management departments. Expenses related to personnel costs increased to $3.1 million for the year ended December 31, 2000 from $699,000 for the year ended December 31, 1999. Other items also contributing to the increase between years were software/hardware maintenance.

        Sales and Marketing Expenses.    Our sales and marketing expenses are comprised of primarily non-cash marketing costs, compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and other promotional activities. Our sales and marketing expenses increased to $78.0 million from $61.8 million between years. During the year ended December 31, 2000, we recognized non-cash charges of $2.8 million and $30.0 million related to the issuance of common stock and warrants, respectively. We issued common stock to re-acquire certain geographic marketing rights that, in 1999, we had sold to a company controlled by a then-member of our board of directors. The warrants were issued in connection with referrals from customers referred by AOL. Sales and marketing expenses for the year ended December 31, 2000, also included $895,000 for amortization of editorial content, until the asset was determined to be impaired in the fourth quarter of 2000. During the year ended December 31, 1999, we recognized non-cash charges of $50.9 million related to the issuance of stock options and warrants issued to strategic marketing partners. We also recognized stock-based compensation costs of $2.0 million and $1.7 million for the years ended December 31, 2000 and 1999, respectively. Exclusive of the non-cash charges, sales and marketing expenses increased to $42.3 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999. This increase is primarily attributable to an increase in our marketing, promotional and branding efforts. Expenses related to our sales and marketing personnel increased to $19.3 million for the year ended December 31, 2000 from $5.9 million for the year ended December 31, 1999. Expenses associated with our marketing activities increased to $19.1 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. Travel and related costs increased to $1.8 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999.

        Programming and Development Expenses.    Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. We also recognized stock-based compensation costs of $285,000 and $250,000 for the years ended December 31, 2000 and 1999, respectively. Exclusive of the non-cash charges, our programming and development expenses increased to $8.9 million for the year ended December 31, 2000 from $2.4 million for the year ended December 31, 1999. The increase is primarily attributable to an increase in our programming staff. Expenses related to programming and development personnel increased to $5.8 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. A portion of the personnel costs was capitalized and will be amortized over the life of the software asset. Amortization of software assets totaled $521,000 for 2000. Contract labor and consulting costs increased to $1.1 million from $53,000 during the year ended December 31, 2000 and 1999, respectively.

        General and Administrative Expenses.    Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. We also recognized stock-based compensation costs of $14.8 million and $3.8 million for the years ended December 31, 2000 and 1999, respectively. Exclusive of these costs our general and administrative expenses increased to $26.4 million for the year ended December 31, 2000 from $9.0 million for the year ended December 31, 1999. The increase is primarily attributable to the increased size of our executive and administrative staff and operating facilities, and increased depreciation. Expenses related to our general and administrative staff increased to $5.9 million for the year ended December 31, 2000 from $2.9 for the year ended December 31, 1999. Professional fees and outside services incurred increased to $3.7 million from $1.5 million between years. Facilities costs increased to $4.2 million for the year ended December 31, 2000 from $1.6 million for the year ended

December 31, 1999, as the result of the expansion of our corporate location. Other general and administrative expenses increased primarily as a result of a larger amount charged to our reserve for doubtful accounts. The charge for doubtful accounts totaled $3.4 million for the year ended December 31, 2000, as compared to $1.1 million for the year ended December 31, 1999. The increase corresponds primarily to the increase in our revenues. Depreciation and amortization also increased over the same periods to $7.0 million from $895,000, respectively. This increase is mainly related to the addition of computer equipment and leasehold improvements.

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

        Other Income (Expense).    Interest income increased to $6.1 million from $656,000 for the years ended December 31, 2000 and 1999, respectively. The increase relates to interest earned on public offering proceeds that were invested in short- and long-term investments. Our interest expense increased to $1.6 million for the year ended December 31, 2000 from $187,000 for the year ended December 31, 1999. The increase resulted primarily from imputed interest on long-term payment obligations to a strategic marketing partner. Interest expense in 1999 primarily related to borrowings from our former Chairman and Chief Executive Officer on notes payable outstanding since September 1998 and December 1998. We also recognized a $2.7 million gain on the sale of certain marketable securities during the fourth quarter of 2000.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We are required to adopt the provisions of SFAS No.141 immediately, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on our consolidated financial statements. As of December 31, 2001, we had approximately $2.8 million of unamortized goodwill. This balance relates to the acquisition of BayBuilder in April 2001. In accordance with the adoption of SFAS No. 142, the reporting entity to which the goodwill relates must be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity must be valued. The difference between fair value of the operating entity and the fair value of the goodwill is the implied fair value of the goodwill. To the extent the implied fair value of goodwill is less than the book value of goodwill, an impairment exists that will be recognized as a cumulative effect of a change in accounting in the first quarter of 2002. Based on the preliminary estimates of fair value of the operating entity, the assets and liabilities must be valued to determine the implied fair value of goodwill. The valuation of these assets and liabilities has not been completed, but it is likely that there will be an impairment charge relating to goodwill associated BayBuilder.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Accounting Principles Board (APB) No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121 an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." We are required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions on January 1, 2002. Management does not expect the adoption of SFAS No. 144 related to these types of activities to have a material impact on our financial statements related to long-lived assets held for use because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on our future financial statements.

        In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We are evaluating the impact of EITF No. 01-09 and do not believe that upon adoption it will have a material impact on our financial statements.

        In November 2001, the EITF issued D-103 "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." The announcement requires that "out-of-pocket" expenses incurred as part of a larger contract should be characterized as revenue in the income statement rather than as a reimbursement of expenses incurred. This new announcement is to be applied to financial reporting periods after December 15, 2001. The Company engages in professional services-type contracts whereby we have been reimbursed for “out-of-pocket” expenses, which have been recorded as a reduction of expense. We will begin recording future reimbursements as revenue as of January 1, 2002.

RISK AND UNCERTAINTIES

        The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

We may not be able to raise additional capital on acceptable terms, if at all.

        As of December 31, 2001, our principal source of liquidity was approximately $8.8 million of cash, cash equivalents and net trade accounts receivable and access to additional financing through our arrangement with Fusion Capital. Based on our current projections for our cash requirements and our current revenue forecasts, we believe that we have sufficient cash, cash equivalents, net trade receivables and access to additional capital to fund our operating activities for at least the next twelve months. See Management's Discussion and Analysis on Liquidity and Capital Resources for further discussion. However, given the deteriorating business conditions we have experienced recently and the limited duration of our sales efforts with respect to our e-Source products and services, there can be no assurance that we will be able to meet our current revenue forecasts. In the event future revenues are not generated and/or if actual cash operating expenditures exceed levels currently estimated by management, or if we are not able to maintain our access to additional financing, we will need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all, and in the case of equity financing may result in significant dilution to our stockholders. Failure to raise capital when needed will severely harm our business, financial condition and results of operations, as we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

We may not be able to meet required conditions in connection with some of our current financing arrangements.

        Some of our recent financing arrangements require us to meet specific conditions, such as filing effective registration statements with the Securities and Exchange Commission within specified time periods, maintaining the effectiveness of such registration statements and maintaining our listing on the Nasdaq National Market System. If for any reason we are unable to meet any of these conditions and maintain our expected access to capital, our business will be severely harmed.

We are involved in shareholder and patent infringement suits and other legal proceedings and cannot predict their outcome.

        We are involved in shareholder and patent infringement suits and other legal proceedings described in Part I, Item 3, Legal Proceedings. The outcome of these lawsuits and any other legal proceedings in which we are or may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

        We have never been profitable and we may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996, and as of December 31, 2001, we had an accumulated deficit of $424 million. Moreover, we expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues to achieve profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

If a third party were to allege that we infringe on the intellectual property rights of others, we could be exposed to substantial liabilities that would severely harm our business.

        Third parties may assert infringement claims against us, and one of our competitors, FreeMarkets, has in fact asserted infringement claims against us (as described on in Part I, Item 3, Legal Proceedings). We cannot be certain that our services do not infringe patents or other intellectual property rights that may relate to our services. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our services. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties such as, but not limited to, the claims asserted against us by FreeMarkets. If our services violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such services on commercially reasonable terms, or at all. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could become time-consuming, result in the expenditure of significant financial and managerial resources and in costly litigation and injunctions preventing us from distributing these services, or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

If we are not able to meet minimum requirements to maintain our listing on the Nasdaq National Market System, the price of our common stock may decrease.

        To maintain listing and trading on the Nasdaq National Market System, or NMS, we must continue to meet its continued listing requirements. We recently received notice regarding our failure to comply with the minimum bid price requirement after trading in our common stock closed under $1.00 for 30 consecutive days. If we are unable to somehow meet this requirement or any other requirement of the Nasdaq NMS, our common stock may be delisted from the Nasdaq NMS and available for trading only on the over-the-counter bulletin board or on pink sheets. Such trading may limit the liquidity of our common stock which could in turn cause the price of our common stock to decrease.

We have some arrangements that have caused, and will cause, significant dilution to our stockholders, and we may enter into additional similar arrangements in the future.

        Some of our recent financing arrangements and legal settlements involved the issuance, or possible issuance, of additional shares of our common stock. Such issuances significantly dilute the ownership of those holding our common stock prior to any such issuances. If we find it necessary to enter into additional, similar arrangements, or to the extent that currently outstanding agreements to purchase our common stock are exercised or converted into common stock, the ownership interests of the holders of our common stock will be further diluted.

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

        We continue to implement new sales initiatives, and during the last year we introduced our acquired e-Source reverse auction software product. We have limited history with both our new sales initiatives and sales of e-Source, and our new sales and marketing strategies with respect to our new sales initiatives and our e-Source reverse auction product remain unproven. If unsuccessful, or if we are unable to successfully market and sell our e-Source product, our business could be seriously harmed.

Our sales cycle for our products could cause delays in revenue growth.

        Our sales cycle for our products typically takes three to nine months to complete and varies from contract to contract, but can be even longer for some contracts. Lengthy sales cycles could delay our generation of revenues from other services we provide to operate marketplaces and reverse auctions for customers, including hosting and maintenance services. Our sales cycle for our marketplace and reverse auction products and services could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer, the potential customer's concern over our financial viability, the potential customer's concern about establishing business practices and conducting business in new ways, and the level of competition that we encounter in our selling activities. Additionally, because the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by the customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer's organization. Our sales cycle can be further extended for product sales made through third parties, including our resellers.

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

        We began operations in October 1996, and our business model and our ability to generate profits are unproven. We have entered into the majority of our contracts and significant relationships only within the last 40 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market, including risks associated with our acquisitions. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

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

        A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If members are not confident in the security of e-commerce, they may not effect transactions on our customers' marketplaces or our public marketplace or renew their memberships or participate in reverse auctions, which would severely harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our customers' marketplaces and our global marketplace or in our customers' reverse auctions or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential member information, place false orders or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches.

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

        Our ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware, marketplace and reverse auction systems. Any interruptions could severely harm our business and result in a loss of customers. Our computer and communications systems are located primarily in Las Vegas, Nevada. Our systems and operations are vulnerable to damage or interruption from human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. Although we have taken steps to prevent a system failure, we cannot assure you that our measures will be successful and that we will not experience system failures in the future. Moreover, we have in the past experienced delays and interruptions in our telephone and Internet access, which have prevented members from accessing our customer's marketplaces, our global marketplace and our customer service department. Furthermore, we may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure. The occurrence of any system failure or similar event could harm our business dramatically.

Unknown defects in our software could result in service and development delays.

        Our products and services, including the operation of our customers' marketplaces and our global marketplace and our customers' reverse auctions, depend on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current products or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could severely harm our business. In the past, we have missed internal software development and enhancement deadlines. Some of our contracts contain software enhancement and development milestones. If we are unable to meet these milestones, whether or not the failure is attributable to us or a third party, we may be in breach of our contractual obligations. Such a breach could damage our reputation, lead to termination of the contract, and adversely affect our business.

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

        During 2001, we acquired Stratton Warren and BayBuilder, and we may acquire additional businesses, products and technologies that complement or augment our existing businesses, services and technologies. Our integration of both Stratton Warren and BayBuilder could prove unsuccessful. Moreover, if we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. The inability to integrate any newly acquired entities or technologies effectively could harm our operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To finance any acquisitions, we may need to raise additional funds through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and, in the case of equity financing, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our business strategy successfully.

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

We may be subject to legal liability for communication on our customer's marketplaces and on our global marketplace and in our customers' reverse auctions.

        We may be subject to legal claims relating to the content in our customer's marketplaces and on our global marketplace and in our customers' reverse auctions, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Even if we are ultimately successful in our defense of these claims, any such litigation is costly and these claims could harm our reputation and our business.

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

ITEM 7A: QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At December 31, 2001, we held approximately $7.4 million of cash equivalents that included various short-term marketable securities. Given the nature of our investments, an immediate 10 percent change in interest rates would have no material impact on our financial condition, results of operations or cash flows.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PurchasePro.com, Inc.:

        We have audited the accompanying consolidated balance sheet of PurchasePro.com, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PurchasePro.com, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Los Angeles, California
March 27, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PurchasePro.com, Inc.:

        We have audited the accompanying consolidated balance sheets of PurchasePro.com, Inc. (a Nevada corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PurchasePro.com, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Las Vegas, Nevada
February 12, 2001

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$6,489	$86,335
Restricted cash	912	—
Trade accounts receivable, net of allowance for doubtful accounts of $4,367 and $2,471, respectively	2,350	23,171
Other receivables	916	859
Prepaid expenses and other current assets	1,129	9,378

Total current assets	11,796	119,743
Property and equipment:
Computer equipment and software	27,448	49,620
Furniture and fixtures	931	2,327
Leasehold improvements	6,091	6,244

	34,470	58,191
Less: accumulated depreciation and amortization	(14,159)	(7,940)

Net property and equipment	20,311	50,251
Other assets:
Intangibles, net (Note 4)	3,833	123,410
Capitalized software development costs, net	8,896	5,516
Investments in other companies (Note 5)	129	15,718
Deposits and other	901	5,584

Total other assets, net	13,759	150,228

Total assets	$45,866	$320,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,541	$20,248
Accrued and other current liabilities	5,198	3,421
Deferred revenues	1,900	3,030
Current portion of long-term liabilities	6,238	22,255

Total current liabilities	15,877	48,954
Long-term liabilities	5,533	10,348

Total liabilities	21,410	59,302
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: $0.01 par value; 190,000,000 shares authorized; 78,668,752 and 66,686,238 shares issued, respectively	787	667
Additional paid-in capital	448,703	414,667
Common stock in treasury at cost, 1,127,498 shares and 0, respectively	(902)	—
Deferred stock-based compensation	(397)	(4,390)
Accumulated deficit	(423,735)	(151,552)
Accumulated other comprehensive income	—	1,528

Total stockholders' equity	24,456	260,920

Total liabilities and stockholders' equity	$45,866	$320,222

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Revenues:
Software licenses	$16,892	$34,860	$—
Network access and service fees	18,665	23,546	4,092
Advertising	2,417	3,219	1,142
Other	792	3,366	783

Total revenues	38,766	64,991	6,017
Cost of revenues	7,424	4,487	836

Gross profit	31,342	60,504	5,181
Operating expenses:
Sales and marketing (including stock-based compensation costs of $1,562, $1,994 and $1,708 and warrant charges, including amortization, of $26,475, $33,665 and $50,925)	69,551	77,980	61,850
Programming and development (including stock-based compensation costs of $871, $285 and $250)	10,519	9,135	2,616
General and administrative (including stock-based compensation costs of $4,155, $14,835 and $3,820)	75,021	41,251	12,846
Asset impairments, investment losses and abandonments	157,798	12,112	—
Employee termination benefits and other	11,213	—	—
Cancellation of AOL obligation	(19,766)	—	—

Total operating expenses	304,336	140,478	77,312

Operating loss	(272,994)	(79,974)	(72,131)
Other income (expense):
Interest income (expense), net	680	4,507	469
Other	131	2,656	(279)

Total other income (expense)	811	7,163	190

Net loss before benefit for income taxes	(272,183)	(72,811)	(71,941)
Benefit for income taxes	—	—	—

Net loss	(272,183)	(72,811)	(71,941)
Preferred stock dividends	—	—	(511)
Accretion of preferred stock to redemption value	—	—	(131)
Value of preferred stock beneficial conversion feature	—	—	(9,400)

Net loss applicable to common stockholders	$(272,183)	$(72,811)	$(81,983)

Loss per share:
Basic	$(3.80)	$(1.15)	$(2.44)

Diluted	$(3.80)	$(1.15)	$(2.39)

Weighted average shares outstanding:
Basic	71,638	63,399	33,598

Diluted	71,638	63,399	34,273

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series A		Series B		Common Stock						Accumulated Other Comprehensive Income
							Additional Paid-in Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance, December 31, 1998	6,300	$4,339	—	$2,000	22,800	$228	$691	$—	$—	$(6,800)	$—	$(5,881)
Issuance of common stock, net of offering costs	—	—	—	—	13,800	138	49,376	—	—	—	—	49,514
Issuance of common stock to Series A stockholders	—	—	—	—	1,350	14	(14)	—	—	—	—	—
Issuance of Series B preferred stock, net of issuance costs	—	—	9,900	—	—	—	9,400	—	—	—	—	9,400
Mandatory conversion of Series A and Series B preferred stock to shares of common stock	(6,300)	(4,743)	(9,900)	(11,638)	16,200	162	16,219	—	—	—	—	16,381
Issuance of warrants to strategic marketing partners	—	—	—	—	—	—	60,872	—	—	—	—	60,872
Strategic partner option grant	—	—	—	—	—	—	800	—	—	—	—	800
Exercise of warrants	—	—	—	—	1,680	17	(11)	—	—	—	—	6
Exercise of options	—	—	—	—	537	5	478	—	—	—	—	483
Deferred stock-based compensation	—	—	—	—	—	—	9,719	—	(9,719)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	5,778	—	—	5,778
Preferred stock dividends	—	280	—	231	—	—	(511)	—	—	—	—	(511)
Accretion of preferred stock to redemption value	—	124	—	7	—	—	(131)	—	—	—	—	(131)
Value of preferred stock beneficial conversion feature	—	—	—	9,400	—	—	(9,400)	—	—	—	—	(9,400)
Net loss	—	—	—	—	—	—	—	—	—	(71,941)	—	(71,941)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	6,484	6,484

Balance, December 31, 1999	—	—	—	—	56,367	564	137,488	—	(3,941)	(78,741)	6,484	61,854
Issuance of common stock, net of offering costs	—	—	—	—	4,000	40	150,619	—	—	—	—	150,659
Issuance of common stock to marketing partner	—	—	—	—	100	1	2,768	—	—	—	—	2,769
Issuance of warrants to strategic marketing partners	—	—	—	—	—	—	94,360	—	—	—	—	94,360
Exercise of warrants	—	—	—	—	1,187	12	(6)	—	—	—	—	6
Exercise of options	—	—	—	—	5,032	50	11,875	—	—	—	—	11,925
Deferred stock-based compensation	—	—	—	—	—	—	17,563	—	(17,563)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	17,114	—	—	17,114
Net loss	—	—	—	—	—	—	—	—	—	(72,811)	—	(72,811)
Change in unrealized gain on securities, including realized												—
gain of $2,658 included in net loss	—	—	—	—	—	—	—	—	—	—	(4,956)	(4,956)

Balance, December 31, 2000	—	—	—	—	66,686	667	414,667	—	(4,390)	(151,552)	1,528	260,920
Issuance of common stock, Fusion Capital	—	—	—	—	300	3	426	—	—	—	—	429
Issuance of common stock, separated employees	—	—	—	—	2,990	30	2,895	—	—	—	—	2,925
Investments, Stratton Warren/BayBuilder	—	—	—	—	1,669	17	14,483	—	—	—	—	14,500
Issuance of warrants to AOL & others	—	—	—	—	—	—	10,075	—	—	—	—	10,075
Issuance of warrants to non-employees	—	—	—	—	—	—	443	—	—	—	—	443
Exercise of warrants	—	—	—	—	2,998	30	(30)	—	—	—	—	—
Exercise of options	—	—	—	—	3,322	33	3,688	—	—	—	—	3,721
Options for stock grant	—	—	—	—	703	7	2,604	—	(1,571)	—	—	1,040
Deferred stock-based compensation	—	—	—	—	—	—	636	—	(636)	—	—	—
Fair value adjustment to warrants/options	—	—	—	—	—	—	(1,184)	—	1,051	—	—	(133)
Purchase of treasury stock	—	—	—	—	(1,127)	—	—	(902)	—	—	—	(902)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	5,149	—	—	5,149
Net loss	—	—	—	—	—	—	—	—	—	(272,183)	—	(272,183)
Change in unrealized gain/loss	—	—	—	—	—	—	—	—	—	—	(1,528)	(1,528)

Balance, December 31, 2001	—	$—	—	$—	77,541	$787	$448,703	$(902)	$(397)	$(423,735)	$—	$24,456

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net loss	$(272,183)	$(72,811)	$(71,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,127	16,437	847
Amortization of stock-based compensation	6,588	17,114	5,778
Imputed interest	1,173	1,575	—
Provision for doubtful accounts	10,562	3,393	1,078
Non-cash sales and marketing expense	10,075	32,770	50,925
Warrant-related amortization	16,400	—	—
Non-cash equity charges	3,368	—	—
Amortization of debt discount	—	—	356
Asset impairments, investment losses and abandonments	157,798	12,112	—
Employee termination benefits and other	7,735	—	—
Cancellation of AOL obligation	(19,766)	—	—
Gain on sale of marketable securities	—	(2,658)	—
(Increase) decrease in:
Restricted cash	(912)	—	—
Trade accounts receivable	11,402	(24,613)	(2,813)
Other receivables	625	(654)	(105)
Prepaid expenses and other current assets	2,031	(8,828)	(531)
Increase (decrease) in:
Accounts payable	(2,669)	37	2,748
Accrued and other current liabilities	472	1,920	1,023
Deferred revenues	(1,766)	2,780	85

Net cash used in operating activities	(31,940)	(21,426)	(12,550)
Cash flows from investing activities:
Purchase of property and equipment	(21,610)	(30,539)	(8,619)
Investments in debt and equity securities	(1,000)	(13,050)	(6,104)
Proceeds from sale of equity securities	—	5,262	—
Payment under Marketing and Technology Agreement	—	(25,000)	—
Proceeds from repayment of debt securities	1,000	—	—
Acquisitions, net of cash acquired	(3,573)	—	—
Software development and other	(15,813)	(4,551)	(914)

Net cash used in investing activities	(40,996)	(67,878)	(15,637)
Cash flows from financing activities:
Proceeds from notes payable and advances	—	—	200
Repayment of notes payable and advances	—	(25)	(1,375)
Issuance of common stock, net	3,721	162,159	50,002
Issuance of preferred stock and warrants, net	—	400	8,026
Purchase of treasury stock	(902)	—	—
Repayment of long-term obligations	(9,729)	(17,251)	—

Net cash provided by financing activities	(6,910)	145,283	56,853

Increase in cash and cash equivalents	(79,846)	55,979	28,666
Cash and cash equivalents:
Beginning of year	86,335	30,356	1,690

End of year	$6,489	$86,335	$30,356

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001

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

        In August 1998, the Company formed its wholly owned subsidiary, Hospitality Purchasing Systems, Inc., a Nevada corporation, dba ProPurchasing Systems ("PPS"). In January 2001, the Company completed its acquisition of all the outstanding stock of Stratton Warren Software, Inc. ("Stratton Warren"). In April 2001, the Company completed its acquisition of all the outstanding stock of Net Research, Inc., dba BayBuilder ("BayBuilder").

        The Company offers strategic sourcing, procurement and materials management software solutions. Its suite of products and services includes e-Source sourcing and reverse auction solutions, e-Procurement, v-Distributor and e-MarketMaker marketplace solutions, and MMS400 enterprise materials management system. In addition, the Company maintains a commerce network, or an interconnected database of buyers and suppliers, built through continued use of its software solutions.

        The Company is subject to risks common to rapidly growing, technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on principal products and strategic partners, new product development, new product introductions and other activities of competitors, and a limited operating history.

(2) Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash equivalents consist of investments in bank certificates of deposit and other interest bearing instruments with initial maturities of three months or less. Such investments are carried at cost that approximates fair value. The Company places its temporary cash investments with high quality financial institutions. Such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Restricted Cash

        In August 2001, the Company entered into an agreement with the former principal shareholder of BayBuilder. The agreement requires the Company to establish a letter of credit for the former shareholder in the amount of $1.8 million. This shareholder may draw down on the letter of credit if the Company fails to make scheduled payments to the shareholder. The Company is required to make two payments of approximately $912,000 in October 2001 and January 2002. The October payment was made to the shareholder as required. Subsequent to this payment, the letter of credit was reduced $912,000. The letter of credit is collateralized by a certificate of deposit and is classified as restricted cash on the Consolidated Balance Sheets. In January 2002, the Company negotiated a deferral of the payment until July 2002. See Note 18, "Subsequent Events," for further discussion of the deferral.

Property and Equipment

        Property and equipment is stated at cost, including costs of software purchased from third parties. Costs incurred for additions, improvements and betterments are capitalized as incurred. Costs incurred to acquire or develop software for internal use are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Costs for maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation and amortization are computed using the straight-line method over the following estimated service lives of the related assets:

Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	3-10 years

Intangibles

        Identifiable intangible assets primarily include goodwill, business partner agreements, agreements not-to-compete, trademarks, and core technology. Intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of three to six years. The Company regularly performs reviews to determine if the carrying value of intangible assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If any facts or circumstances indicate that the carrying amount may not be recoverable, an impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. During 2001, the Company recorded a goodwill impairment of $3.3 million in connection with Stratton Warren (see Note 12, Impairments, Abandonments and Other Charges).

Investments in Other Companies

        Investments in other companies consist of debt and equity securities. The Company has classified all investments in common stock with a readily determinable fair value as available-for-sale. Available-for-sale securities are recorded at market value, if determinable. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Investments in private companies are not marked to market, as exempted by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company regularly performs reviews to determine if the carrying value of its investments in private companies is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the fair market value is below the carrying value of the investment. If any facts or circumstances indicate that a decline in fair value below the carrying value is other than temporary, an impairment loss is recognized. The carrying value is written down to fair value as the new cost basis. During 2001, the Company recorded impairment losses on investments in other companies totaling $14.1 million (see Note 5, Investments in Other Companies).

Other Assets

        The Company capitalizes certain network and software development costs, which are amortized by the straight-line method over the estimated life of the asset, which is generally three years or less. The capitalized costs include: payroll and payroll-related costs for employees who are directly associated with enhancements or new functionality; contractor costs; and software acquired through acquisitions.

        As of December 31, 2001 and 2000, network development and software held for sale assets consisted of the following (in thousands):

	2001	2000
Network development.	$1,173	$1,173
Software held for sale (including work in process)	11,630	4,942

	12,803	6,115
Less: accumulated amortization	(3,907)	(599)

Capitalized software development costs, net	$8,896	$5,516

Impairment Evaluation

        Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount.

Revenue Recognition

        The Company earns revenue from several sources. The nature and revenue recognition policy for each major source of revenue are as follows:

        Software License Fees:    For software license revenue, the Company applies the provisions of SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," which amends SOP 97-2. SOP 97-2 and 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the Company. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and professional consulting services are the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For software licenses sold to resellers, the Company defers revenue recognition until the time the reseller delivers the software to the end user. Under the Company's standard reseller program, the Company has no obligation of future performance under licenses sold to resellers.

        If the Company provides other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized at the time the services are completed and acceptance is acknowledged by the customer. Such contracts typically consist of professional services and are generally completed within a 45 day period.

        During the years ended December 31, 2001 and 2000, the Company acquired certain software technology from third-parties to which it also sold its own software products. The acquired technology is used by the Company in either a hosted environment only available to customers who pay for such services or to enhance internal functions contained within the Company's internal system platform. The acquired technology is not part of the software sold by the Company. In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") No. 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," the Company determined that the acquired technology was to be used as internal use software, and therefore, recorded the acquired assets at their fair value of approximately $11.0 million and $20.6 million as computer equipment and software during 2001 and 2000, respectively. Also, in accordance with APB No. 29 and EITF No. 00-3, the Company recognized revenue from the sale of its software at the fair value based on its own vendor specific objective evidence. Total revenue for the years ended December 31, 2001 and 2000 from these software sales was approximately $3.5 million and $8.8 million, respectively, and no individual transaction was in excess of 10 percent of total revenues.

        Network Access and Service Fees:    Network access and service fees consist of: member subscription fees, transaction fees, hosting, maintenance, and other professional fees. Network access fees, including subscription, hosting, and maintenance fees, are recognized over the term of the executed contracts. Maintenance fees include the right to unspecified product upgrades over the life of the maintenance agreement. The Company has not provided specified upgrade rights or other upgrade rights outside of the maintenance agreements. These fees are generally terminable at any time by a customer with 30 days notice. Subscription fees are recorded, net of discounts, ratably over the subscription period and deferred revenues are recognized for amounts received before services are provided. Transaction fees are recognized in the period the transaction occurs. Services for setting up marketplaces for software licensees are generally completed within 45 days of contract execution.

        During the year ended December 31, 1999, the Company exchanged subscriptions on its public procurement network for services and advertising, consisting of development of customized websites and designation as a preferred provider of procurement services for another web site. Revenues were recorded at the fair value of subscriptions given, with corresponding amounts recorded for expenses. Such revenue represented 7 percent of total revenues for the year ended December 31, 1999. No such transactions occurred during 2001 or 2000.

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

        Advertising:    Advertising represents banner advertisements on the Company's public and private procurement networks and slotting fees for vendors designated as "preferred" or "exclusive" providers of a category of goods or services on the public procurement network. Advertising revenue is recorded over the term of the advertisements or slotting arrangements.

        Other:    Other revenues represent website development, transaction and participation fees from groups buying services, and miscellaneous revenues. Other revenues are generally recognized as earned or as services are provided.

        Deferred Revenue:    The Company recognizes revenues as earned. Amounts billed in advance of the period in which services are rendered are recorded as a liability under "Deferred revenues."

Advertising Costs

        The cost of advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were $5.6 million, $4.0 million and $413,000, respectively.

Stock-Based Compensation

        The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price stated for the option. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company has recorded deferred stock-based compensation of $27.9 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options through December 31, 2001. This amount is being amortized on a straight-line basis over the vesting period of the individual options. Unamortized stock-based compensation totaled $397,000 and $4.4 million, as of December 31, 2001 and 2000, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Earnings (Loss) per Share

        Basic earnings per share ("EPS") is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Pursuant to SEC Staff Accounting Bulletin ("SAB") No. 98, "Revision of Certain SAB Topics to Reflect the Provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share and SFAS No. 130, Reporting Comprehensive Income," shares of common stock or convertible preferred stock are considered outstanding for all periods presented in the computation of basic and diluted EPS if issued for nominal consideration. Options, warrants or other common stock equivalents are considered outstanding for all periods presented in the computation of diluted EPS if issued for nominal consideration. For the year ended December 31, 1999, the weighted average common shares outstanding used to compute diluted EPS includes the effect of warrants issued by the Company to acquire shares of common stock for $0.0035 per share. All such warrants were exercised by December 31, 1999.

        For those periods in which potentially dilutive securities such as stock options and convertible preferred stock have a dilutive effect, the weighted average shares outstanding used for computation of diluted EPS includes the effect of these potentially dilutive securities.

        All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to a two-for-one stock split which occurred on October 12, 2000.

Comprehensive Loss

        Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss. For the Company, such items consisted of unrealized gains (losses) on securities classified as available-for-sale. As of December 31, 2001 and 2000, the components of comprehensive loss consisted of (in thousands):

	2001		2000
	Pretax Amount	Tax Expense (Credit)	Pretax Amount	Tax Expense (Credit)
Net loss applicable to common stockholders	$(272,183)	$—	$(72,811)	$—
Unrealized gain (loss) on securities	—	—	(4,956)	—

Total comprehensive income (loss)	$(272,183)	$—	$(77,767)	$—

Cash Flows

        Supplemental cash flow information including the Company's non-cash investing and financing activities is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Other assets acquired with preferred stock	$—	$—	$674

Conversion of notes payable to equity	$—	$—	$700

Conversion of preferred stock to common stock	$—	$—	$16,381

Value of warrants issued for editorial content rights	$—	$—	$10,747

Obligations under capital leases	$1,933	$143	$—

Obligations under marketing and technology development agreements	$—	$48,137	$—

Warrants issued	$11	$63,960	$—

Cash paid for interest, net of capitalized interest	$24	$1,533	$124

        See Note 15 regarding assets acquired and liabilities assumed and Note 18 regarding a convertible note issued in connection with a lease termination.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Marketable securities that have readily determinable fair values are carried at fair value. The fair values of the long-term obligations are not determinable due to the unique nature of such obligations.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from U.S. and international customers and are denominated in U.S. dollars. Portions of the Company's accounts receivable balances are settled either through customer credit cards or electronic fund transfers. As a result, the majority of accounts receivable are collected upon processing of those transactions. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. During the year ended December 31, 2001, 52 percent of total revenues resulted from our relationship with America Online ("AOL"). During the year ended December 31, 2000, two customers each accounted for 18 percent of net revenues. During the year ended December 31, 1999, no customers accounted for more than 10 percent of net revenues. As of December 31, 2001, one customer accounted for more than 10 percent of net accounts receivable. As of December 31, 2000, two customers, one of whom was AOL, accounted for 46 percent of net accounts receivable. As of December 31, 1999, one customer accounted for 26 percent of net accounts receivable.

        The Company depended on AOL for a substantial portion of its revenues during 2001 and 2000. During the year ended December 31, 2001, the Company recognized $9.0 million of network access fee revenue paid by AOL on behalf of its subscribers, as a promotional subscription offer, $10.1 million in license fee revenue referred by AOL, and $896,000 in advertising revenue from a revenue sharing arrangement with AOL. During the year ended December 31, 2000, the Company recognized $4.9 million from subscriptions paid by AOL on behalf of its subscribers, $10.5 million from revenue referred by AOL, and $6.6 million from software licenses resold by AOL.

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

        The Company believes that its estimates of allowance for doubtful accounts and future cash flows for which impairment of assets is based to be significant estimates. It is at least reasonably possible that such estimates could change in the near term and the charge could be material.

Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the 2001 presentation, which have no effect on previously reported results of operations or retained earnings.

Recently Issued Accounting Standards

        In January 2001, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS Nos. 137 and 138, which defer the effective date and amend portions of SFAS No. 133. The Company currently does not engage in, nor does management expect the Company to engage in, derivative or hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS No. 141 be accounted for using only the purchase method. SFAS No. 141 is required to be adopted for all business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is required to apply the provisions of SFAS

No. 142 beginning January 1, 2002. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of SFAS No. 142 will result in the Company's discontinuation of goodwill amortization. However, the Company will be required to test goodwill at least annually for impairment. The Company had net unamortized goodwill at December 31, 2001 of $2.8 million. During the year ended December 31, 2001, the Company recorded goodwill amortization of $1.2 million. Management is currently evaluating the methodologies for determining the impairment, if any, of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative change in accounting principle effective January 1, 2002. As of December 31, 2001, we had approximately $2.8 million of unamortized goodwill. This balance relates to the acquisition of BayBuilder in April 2001. In accordance with the adoption of SFAS No. 142, the reporting entity to which the goodwill relates must be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity must be valued. The difference between fair value of the operating entity and the fair value of the goodwill is the implied fair value of the goodwill. To the extent the implied fair value of goodwill is less than the book value of goodwill, an impairment exists that will be recognized as a cumulative effect of a change in accounting in the first quarter of 2002. Based on the preliminary estimates of fair value of the operating entity, the assets and liabilities must be valued to determine the implied fair value of goodwill. The valuation of these assets and liabilities has not been completed, but it is likely that there will be an impairment charge relating to goodwill associated BayBuilder.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on our financial condition, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

        The Company is required to adopt SFAS No. 144 on January 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements with respect to future disposal decisions.

        In November 2001, the EITF issued D-103 "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." The announcement requires that "out-of-pocket" expenses incurred as part of a larger contract should be characterized as revenue in the income statement rather than as a reimbursement of expenses incurred. This new announcement is to be applied to financial reporting periods after December 15, 2001. The Company engages in professional services-type contracts whereby we have been reimbursed for "out-of-pocket" expenses, which have been recorded as a reduction of expense. We will begin recording future reimbursements as revenue as of January 1, 2002.

(3) Realization of Assets

        The Company has experienced losses from inception. As of December 31, 2001, the Company has an accumulated deficit of $424 million and has a deficit in working capital of $4.1 million. In addition, the Company has defaulted on a long-term obligation. The ability of the Company to realize its assets in the normal course of business is ultimately contingent upon the Company generating revenue sufficient to exceed continuing costs and eventually to generate net earnings. Management of the Company has prepared forecasts of expected future revenues and costs as well as balances of cash and other liquid sources of cash available to the Company. It is the opinion of management of the Company that it is more likely than not that the Company will have sufficient resources to fund continuing operations through at least calendar 2002. The Company however has limited history with new sales initiatives. Additionally, the sales cycle for the Company's products typically takes three to nine months to complete and varies from contract to contract.

(4) Intangible Assets

        As of December 31, 2001 and 2000, intangible assets consisted of the following (in thousands):

	December 31,
	2001	2000
AOL marketing and technology agreements	$—	$92,518
Gateway marketing agreement	—	38,160
Goodwill	4,036	—
Other intangibles	2,180	980

	6,216	131,658
Less: accumulated amortization	(2,383)	(8,248)

Net intangible assets	$3,833	$123,410

  America Online

        In March 2000, the Company entered into a series of agreements with AOL to co-develop a new generation of the Company's marketplace technology and to co-develop and market a co-branded marketplace. Under the Technology Development Agreement, the Company and AOL were to each contribute technology to the development alliance and co-manage the development of the new marketplace technology. The Company was to pay AOL $20.0 million in eight equal quarterly installments beginning August 1, 2000 and AOL was to make AOL programmers available to the development alliance. The Company made payments of $10.0 million in connection with this obligation. The parties also agreed to market the co-branded marketplace across the AOL properties. Under the Interactive Marketing Agreement, the Company agreed to pay AOL $50.0 million for marketing support in the form of advertising impressions. The Company paid $25.0 million to AOL in March 2000 and the $25.0 million balance was payable in seven equal quarterly installments beginning June 30, 2000. The Company made total payments of $14.8 million in connection with this obligation. The Company imputed interest at 10 percent on the total $45.0 million of payments due to AOL. The discounted value of the payments was included in the "Long-term liabilities" and "Current portion of long-term liabilities" captions on the consolidated balance sheets as of December 31, 2000.

        The Company also issued AOL warrants to purchase up to 4,000,000 shares of the Company's common stock. This warrant was amended in November 2000 (see Note 8, Stockholders' Equity). The value of the 1,000,000 warrants that vested immediately was determined to be $25.8 million using the Black-Scholes model with the following assumptions: risk-free interest rate of 7.0 percent; no expected dividend yield; warrant term of 36 months; and an expected volatility of 45 percent. The total net present value of future cash payments, cash payments made and the 1,000,000 warrants that vested immediately have been recorded as an intangible long-term asset. The marketing expense will be charged to sales and marketing expense as impressions are delivered, or on a straight-line basis, whichever is faster. For the years ended December 31, 2001 and 2000, the Company amortized approximately $13.6 million and $7.9 million, respectively, to sales and marketing expense. The technology development costs were to be amortized to programming and development expense over three years (the estimated useful life of such costs and the agreement term, including expected renewals).

        The Company and AOL agreed to a revenue sharing arrangement, under which each would share revenue generated by the co-branded marketplace, including network access fees, transaction fees and advertising revenue. The marketplace was launched in September 2000. In addition, the Company and AOL would share revenue resulting from the marketing of marketplaces utilizing the co-developed technology to AOL's trading partners.

        At certain revenue thresholds and at certain times during the agreement term, AOL had the option to (i) receive a share of the revenue from the decision point forward, or (ii) receive a cash payment of $25.0 million in exchange for providing additional future advertising. The contingent payment would be accrued as revenue is earned, and a corresponding prepaid marketing expense would be recorded. If AOL elected the revenue share, the asset and liability would be eliminated at that time.

        In September 2001, AOL and the Company terminated certain agreements. As a result of terminating the agreements, the recorded value of the asset was written off. See Note 12, Impairments, Abandonments and Other Charges, for further discussion of the write off.

  Gateway

        In September 2000, the Company entered into agreements with Gateway pursuant to which (i) the Company agreed to acquire approximately $500,000 of computer hardware for resale from Gateway, (ii) Gateway agreed to acquire three marketplace software licenses from the Company for approximately $3.3 million, and (iii) Gateway agreed to provide the Company with certain training services for customers using the Company's global e-commerce marketplace, including the Gateway marketplaces to be hosted by the Company (the "Gateway Marketplaces"), and certain marketing services in connection with the Gateway Marketplaces and the Company's global marketplace. The services were to be rendered during a two-year period expiring in September 2002. The aggregate contractual value of the services was to be at least $40 million, but not less than $56.7 million. The Company issued warrants as consideration for the training and marketing services to be rendered by Gateway (see Note 8, Stockholders' Equity).

        The minimum value of the training and marketing services to be received was determined to be at least equal to the value of the warrants issued. The training services were valued based upon the estimated number of training units to be offered and the estimated fair value of each unit using information obtained from other companies that provide similar training services. The marketing services were valued based primarily upon the estimated number of icons to be placed on computers sold by Gateway, to their small- and medium-sized business customers, based on an independent appraisal. The value of these marketing and training services was deferred and was to be amortized over the life of the contract on the faster of the straight-line basis or as the services were delivered. During the year ended December 31, 2001, the Company recorded $16.4 million of amortization.

        During the third quarter 2001, the Company began evaluating Gateway's ability to deliver under the contractual terms. As a result of this evaluation, the Company wrote off the asset. See Note 12, Asset Impairments, Investment Losses, and Abandonments, for further discussion of the write off.

Other Intangibles

        Intangible assets also include the costs of technology and a non-compete agreement with two individuals. These assets are being amortized over a 36-month and 60-month period, respectively. Other intangible assets also include the purchase of a software license and trademarks, which are being amortized over a 60-month period. Amortization expense was $834,000, $705,000 and $194,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

(5) Investments in Other Companies

        The Company's investments comprise convertible notes, preferred stock and common stock. As of December 31, 2001 and 2000, all of the Company's investments were classified as available-for-sale. The following table summarizes the Company's equity investments at December 31, 2001 and 2000 (in thousands):

	2001	2000
Amortized cost	$129	$1,000
Gross unrealized gains	—	1,528
Gross unrealized losses	—	—

Estimated fair value	$129	$2,528

        The Company also had investments in convertible notes and preferred stocks totaling $0 and $13.2 million as of December 31, 2001 and 2000, respectively. The change between years is primarily due to investment losses recognized during 2001. See Note 12, Impairments, Abandonments and Other Charges, for further discussion.

(6) Long-Term Obligations

Capital Leases

        The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Consolidated Balance Sheets as "Computer equipment" and was $2.1 million and $143,000 at December 31, 2001 and 2000, respectively. Accumulated depreciation of the leased equipment at December 31, 2001 and 2000, was approximately $490,000 and $2,700, respectively. Depreciation of assets under capital leases is included in general and administrative expense.

        The future minimum lease payments required under capital leases and the present value of the net minimum lease payments as of December 31, 2001 are as follows (in thousands):

2002	$918
2003	768

Total minimum lease payments	1,686
Less: Amount representing estimated taxes, maintenance, and insurance costs included in total amounts above	130

Net minimum lease payments	1,556
Less: Amount representing interest	134

Present value of net minimum lease payments	1,422
Less: Current maturities of capital lease obligations	754

Long-term capital lease obligations	$668

Financing Obligation

        The Company has financed the purchase of software from a vendor and negotiated payment terms whereby annual payments of approximately $1.5 million will be made annually through September 2004. In September 2001, the Company failed to make its scheduled payment, thereby breaching the contract. Under the terms of the agreement, the vendor may demand payment for the entire obligation. As of December 31, 2001, the Company has classified the entire balance totaling $5.5 million as current portion of long-term debt on the consolidated balance sheets.

Convertible Note

        In March 2002, the Company negotiated a termination of certain lease agreements. As consideration for lost rents, the lessor agreed to accept a convertible note. See Note 18, Subsequent Events, for further discussion.

(7) Commitments and Contingencies

Operating Leases

        The Company is party to several noncancelable lease agreements for office space, certain equipment as well as its principal administrative offices. Rent expense under noncancelable operating leases totaled approximately $2.3 million, $2.4 million and $418,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, the Company vacated offices in numerous locations and began subleasing these vacant offices on terms similar to the Company's lease agreements. Minimum future lease commitments under noncancelable operating leases in effect at December 31, 2001 are as follows (in thousands):

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2002	$1,482	$312	$1,170
2003	1,074	255	820
2004	872	187	685
2005	669	12	657
2006	656	—	656
Thereafter	2,407	—	2,407

Total	$7,160	$766	$6,395

        In March 2002, the Company reached an agreement with its landlord regarding certain leased office space that was vacated during 2001. See Note 18, Subsequent Events, for a further discussion.

Legal Proceedings

        The Company is a party to a class action suit against it and a number of current or former officers and directors, In re PurchasePro, Inc. Securities Litigation, U.S.D.C., District of Nevada, Case No. CV-S-01-0483-JLQ, which results from the consolidation of other suits, the first of which was filed on or about April 26, 2001. The class action suit alleges certain violations of federal securities laws, and seeks damages on behalf of a class of shareholders who purchased the Company's common stock during defined periods. A related shareholder derivative lawsuit, In re PurchasePro.com, Inc. Derivative Litigation, District Court, Clark County, Nevada, Case No. A436614, which also results from the consolidation of other suits, the first of which was filed on June 28, 2001, alleging various breaches of fiduciary duty by certain current or former officers and directors and effectively alleging the same allegations which are the subject of the federal securities class actions. Management believes that the claims in the federal and state lawsuits are without merit and intends to defend them vigorously.

        In December 2001, the Company and certain former officers and directors were named as defendants in Collegeware USA, Inc. v. PurchasePro.com, Inc., et al., U.S.D.C., Southern District of New York, Case No. 01CV10867. The complaint alleges violations of federal securities laws in the Company's initial public offering in September 1999 and secondary offering in February 2000 arising from a failure to disclose that its underwriters solicited and received excessive commissions and allocated shares to customers in exchange for the customers' promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thus distorting and/or inflating the market price for shares of the Company's common stock in the after-market. The suit is part of the "IPO Allocation Securities Litigation" in approximately 320 companies and over 30 underwriters have been sued in actions alleging claims nearly identical to those alleged against us. Management believes that the claims are without merit and intends to defend them vigorously.

        On January 8, 2002, PurchasePro.com, Inc. was named as a defendant in Langley v. Credit Suisse Boston Corp., Prudential Securities, Inc. and PurchasePro.com, Inc., U.S.D.C. for the Eastern District of Kentucky, Case No. 00-448. Although the action had been pending against Prudential Securities, Inc. and Credit Suisse First Boston Corporation since late 2000, the Company was not initially named as a defendant. The claims against the Company include reformation, breach of contract as reformed, and rescission, and are based on the plaintiff's allegation that a lock-up provision associated with the Company's secondary public offering was improperly enforced. Management believes that the claims are without merit and intends to defend them vigorously.

        In March 2002, FreeMarkets, Inc. initiated a suit against the Company, FreeMarkets, Inc. v. PurchasePro.com, Inc., U.S.D.C., District of Delaware, Case No. 02-162, alleging that certain functionalities of the e-Source product infringe on FreeMarkets' U.S. Patent No. 6,216,114. FreeMarkets' patent is entitled "Method and System for Controlling and Initiating the Duration of Overtime Intervals in Electronic Auctions" and seeks to protect certain business methods used by FreeMarkets. The suit seeks an order that the Company is infringing on FreeMarkets' patent and an injunction against further infringement, along with damages, attorney fees and costs. Management believes that the claims are without merit and intends to defend them vigorously.

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

        In October 2001, Verizon Yellow Pages Company filed a lawsuit against the Company in District Court, Clark County, Nevada, Case No. A440979. The complaint alleges breach of contract, unjust enrichment and monies due and owing, and seeks compensatory damages in excess of $10,000 for each of the three causes of action, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although the Company is currently unable to predict the ultimate outcome of this lawsuit, management believes there is no merit to the suit and intends to vigorously defend this action.

        The Company is named as a nominal defendant in a suit filed in June 2001, Levy v. Office Depot, Inc. and PurchasePro.com, Inc., U.S.D.C., Southern District of Florida, Case No. 01-8529-CIV-DIMINTROULEAS/JOHNSON, under Section 16(b) of the Securities Exchange Act of 1934, as amended, which results from the purchase and sale of the Company's securities by Office Depot. The complaint seeks recovery on the Company's behalf of certain short-swing profits allegedly received by Office Depot in violation of Section 16(b). There can be no assurance that the Company will receive any funds as a result of this suit. Although the Company is only a nominal defendant in this action, time and money may be required to resolve it.

        The Company is involved in other various routine legal proceedings incidental to its normal course of business. The Company does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

(8) Stockholders' Equity

Common Stock

        All share and per share amounts have been restated to give effect to the two-for-one stock split that occurred on October 12, 2000.

        The Company has authorized 190,000,000 shares of common stock.

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

        In August 2001, the Company entered into an agreement with a shareholder group to repurchase shares of common stock issued in connection with the acquisition of BayBuilder. In connection therewith, the Company was obligated to reacquire 1,127,498 common shares at $2.00 per share. The fair market value of the Company's common stock on the date of the agreement was $0.80 per share. The difference between fair value and the purchase price totaled $1.4 million and was recorded as a general and administrative expense. The Company entered into an additional agreement with the former principal shareholder of BayBuilder. In connection with the repurchase of the principal shareholder's common shares, the Company agreed to make two payments of $912,000 each in October 2001 and January 2002, the first of which was made. The agreement required the Company to establish a letter of credit for the former shareholder in the amount of $1.8 million, against which shareholder may draw if the Company fails to make scheduled payments. The letter of credit is collateralized by a certificate of deposit.

        In December 2001, the Company entered into a Common Stock Purchase Agreement (the "Fusion Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), in connection with a private equity line financing transaction pursuant to which the Company shall offer and sell to Fusion Capital up to $15.0 million of the Company's common stock over a period of up to 30 months. As a condition to Fusion Capital's obligation to make purchases under the Fusion Purchase Agreement, the common stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission.

        Pursuant to the Fusion Purchase Agreement, Fusion Capital shall purchase on each trading day during each monthly period during the term $25,000 of the Company's common stock, subject to the Company's right to suspend such purchases or decrease the amount of such purchases, and the Company's right to terminate the Fusion Purchase Agreement at any time. The Company also has the right to increase the daily purchase amount at any time, provided the stock price is above $4.00 per share for five (5) consecutive trading days.

        Under the Fusion Purchase Agreement, the purchase price per share shall be equal to the lesser of (i) the lowest sale price of the Company's common stock on the purchase date; and (ii) the average of the three lowest closing bid prices of the common stock during the ten consecutive trading days prior to the date of a purchase by Fusion Capital. Notwithstanding the foregoing, Fusion Capital may not purchase shares of common stock under the Purchase Agreement if Fusion Capital or its affiliates would beneficially own more than 4.9 percent of the Company's then aggregate outstanding common stock immediately after the proposed purchase. If the 4.9 percent limitation is ever reached, the Company has the option to increase this limitation to 9.9 percent. If the 9.9 percent limitation is ever reached, this limitation will not limit Fusion Capital's obligation to fund the daily purchase amount.

        Fusion Capital shall receive 600,000 shares of common stock as a commitment fee for the financing, 300,000 of which were received upon entering into the Fusion Purchase Agreement, and 300,000 of which will be issued upon commencement of purchases by Fusion Capital. In addition, the Company paid a $35,000 commitment fee to Fusion Capital.

        In December 2001, the Company entered into a settlement agreement with its former Chairman and Chief Executive Officer, resolving all claims brought by him and releasing the Company from future liability with respect to such claims. As part of the settlement, the Company issued 2.5 million shares of common stock and recorded a charge of $2.9 million, which is classified as general and administrative expenses on the Consolidated Statements of Operations.

Deferred Stock-Based Compensation

        In June 2001, the Company cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares are restricted. Of the shares vested upon issuance, 358,176 were cancelled upon surrender in consideration of income tax withholding requirements for the value on the date of issuance of such vested shares. The Company recorded stock-based compensation on the date of issuance of $3.2 million for the fair value of the common stock of which $1.6 million was recorded as deferred stock-based compensation related to the unvested portion. The deferred stock-based compensation will be amortized over the vesting period. As of December 31, 2001, 532,940 shares remain unvested.

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

        The Company determined that the most beneficial way to induce Office Depot to enter into and perform under this agreement was to use warrants in lieu of cash which allowed the Company to preserve cash to fund the operating losses being incurred. In July 1999, the Company issued 1,500,000 warrants to Office Depot, whose Chairman was a member of the Company's board of directors until 2000. The exercise price for the warrants was $4.00 per share. At the time of issuance, the Company did not recognize a charge as the Company determined the value of the warrants of $100,000 to be immaterial. In connection with the Company's follow-on offering in February 2000, Office Depot exercised 555,554 warrants. As of December 31, 2001, 944,446 warrants remain outstanding and exercisable.

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

        In addition, the Company was granted the right to place all existing Advanstar content applicable to the proposed industry marketplaces onto its public and private marketplaces. This content included Advanstar's printed material, including trade publications, business periodicals, directories, etc. and database of customers. In connection with the value of the content, the Company issued 1,050,000 warrants valued at $10.7 million to Advanstar in exchange for a right to use the editorial content. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions: risk-free rate of 5.3 percent; no expected dividend yield; warrant term of 6 months; and an expected volatility of 100 percent. The Company obtained an independent appraisal of the value of the content to ensure that such value equaled or exceeded the value of the warrant, and the content received was appraised at approximately $13.6 million, including prepaid advertising with a readily ascertainable value of $750,000. As a result, the Company concluded that the value of the warrant was exceeded by the value of the content received in exchange for the warrant.

        The Company recorded the value of the content other than the prepaid advertising at $9.95 million rather than $13.6 million because the warrants issued had a more readily determinable fair value than that of the content received. This determination was based on the fact that the Black-Scholes Option Pricing Model is a widely accepted model used to value options and warrants and the inputs to this model were specific and determinable from the warrant agreement. An appraisal of the content was based on projected future cash flows from revenue streams that were new, unproven and subject to uncertainty as to their ultimate realization at the time of the appraisal. This uncertainty was due to the unique way in which the content was anticipated to be used on the internet in buying communities and the value that usage would create in future revenue streams to the Company.

        In June 2000, the web site development agreement with Advanstar was amended whereby Advanstar took over responsibility for completing the web site development project. Under the agreement, the Company retained $500,000 previously paid by Advanstar and Advanstar made additional payments for the web site development work completed of $2.25 million. Also in June 2000, the exercise period for the warrants was extended by six months to December 1, 2000 and the exercise price of the warrant was changed from $18.79 to $13.50. The resultant incremental value of the warrant of $400,000, based on the Black-Scholes model, was treated as a reduction of revenue, resulting in net revenues being reported from Advanstar of $2.4 million. As a result of the new measurement date and the lack of consideration received from Advanstar for the modification of the warrant in the agreement, the modified warrant was valued at $400,000 and was deemed to be a revenue offset given Advanstar's status as a customer of the Company.

        Advanstar exercised all of the warrants during 2000. A charge for the unamortized value of the asset was recognized in 2000 (see Note 2, Significant Accounting Policies).

        In December 1999, the Company issued 2,700,000 common stock warrants valued at $50.1 million to a strategic marketing partner. The value of the warrant is included in the consolidated statements of operations as sales and marketing expense. The fair value of the warrants issued was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 7 percent; no expected dividend yield; warrant term of 1.5 years; and an expected volatility of 75 percent. The value of the warrants was expensed immediately as they were fully vested and the strategic marketing partner has no further obligations related to the warrants. The strategic marketing partner may earn the right to exercise an additional 2,700,000 warrants if certain performance conditions are met. In June 2001, the warrants expired unexercised.

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

        For the quarter ended December 31, 2000, AOL earned approximately 1.8 million warrants, and the Company recognized a non-cash expense of $30.0 million that is included in sales and marketing expense in the accompanying consolidated statements of operations. During the quarter ended March 31, 2001, the Company recorded non-cash expense of $10.0 million related to warrants earned during the quarter. As of March 31, 2001, AOL had earned all performance-based warrants under the amended November 2000 warrant agreement. In January 2001, AOL exercised its vested warrant rights and purchased 1,875,436 shares of common stock by surrendering warrants to purchase 736 shares through a cashless exercise. In April 2001, AOL exercised its vested warrant rights and purchased 1,122,278 shares of common stock by surrendering warrants to purchase 1,550 shares through a cashless exercise.

        In September 2000, as consideration for training and marketing services to be rendered by Gateway, the Company issued three separate warrants to purchase an aggregate of 3,000,000 shares of Company common stock at an exercise price of $29.75 per share. Of the warrants, 1,000,000 vested and are exercisable immediately and another 1,000,000 vested and became exercisable on October 31, 2000. The remaining 1,000,000 warrants may vest and become exercisable over a period of eighteen months, with one share vesting for each $40 in revenue generated from transaction fees charged for transactions executed over the Gateway Marketplaces. The value of these warrants, using the Black-Scholes model, totaled $38.2 million. The following assumptions were used: risk-free interest rate of 6.5 percent; no expected dividend yield; warrant term of 12 months; and an expected volatility of 64 percent. The value of the warrant is recorded as additional paid-in capital. See Note 3, Realization of Assets, for further discussion of the agreement. As of September 30, 2001, 2,000,000 of the vested warrants expired unexercised.

        In November 2001, the Company entered into a settlement agreement with two former employees and an entity controlled by such former employees, resolving all claims brought by each of them and releasing the Company from future liability with respect to such claims. As part of the settlement, the Company issued two warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.54 per share. The warrants are exercisable for a period of three years. The holder was granted piggy-back registration rights and provided the Company is eligible to register securities on Form S-3, the holder also was granted demand registration rights. For the year ended December 31, 2001, the Company recorded a charge of $443,000 in connection with these warrants, which is classified as general and administrative expenses on our Consolidated Statements of Operations.

(9) Stock Option Plans

        1998 Stock Plan.    In 1998, the Company adopted an incentive stock option plan (the "1998 Plan") that provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The aggregate options available under the 1998 Plan are 9,000,000. As of December 31, 2000 and December 31, 2001, the Company had options outstanding totaling 3,365,486 and 534,893 to employees under the 1998 Plan. Generally, the options have five-year terms and are exercisable as follows: Class A options, 50 percent at the end of each of the first two years after grant; Class B options, 33 percent at the end of each of the first three years after grant; and Class C options, 25 percent at the end of each of the first four years after the date of grant. Through December 31, 2001, the Company had issued a total of 1,188,752 options to non-employees, including 435,000 options to members of the Board of Directors. These options were issued with exercise prices ranging from $0.83 to $1.67. As of December 31, 2001, 293,000 non-employee options were outstanding, of which 30,000 belong to members of the Board of Directors under the 1998 Plan.

        1999 Stock Plan.    The 1999 Stock Plan (the "1999 Plan") was adopted by the Company's Board of Directors in June 1999. The 1999 Plan provided for the issuance of 4,500,000 shares of common stock, incentive stock options ("ISOs"), or non-statutory stock options to employees, directors, independent contractors and advisers until July 2000, when stockholders approved an amendment to the 1999 Plan that increased total shares available to 13,500,000. The number of shares eligible for issuance increases each year by 3.25 percent of the number of shares of common stock outstanding at the prior calendar year-end. At December 31, 2000 and 2001, the Company had options outstanding totaling 11,089,517 and 5,646,582, respectively, to employees under the 1999 Plan. The exercise price for ISOs is generally at least 100 percent of the fair market value of the stock on the date of grant, and 110 percent for stockholders with 10 percent or more ownership of the Company. Vesting provisions are determined at the time of grant. The Company's Chief Executive Officer is authorized to grant up to 37,500 options in each instance to employees, with the exercise price to be approved by the compensation committee of the Company's Board of Directors. Through December 31, 2001, the Company had issued a total of 384,500 options to non-employees, including 270,000 options to members of the Board of Directors. These options were issued with exercise prices ranging from $0.68 to $25.50. As of December 31, 2001, 242,000 non-employee options were outstanding, of which 240,000 belong to members of the Board of Directors under the 1999 Plan.

        2001 Supplemental Stock Plan.    The 2001 Supplemental Stock Plan (the "2001 Plan") was adopted by the Company's Board of Directors in June 2001. The 2001 Plan provides for the issuance of 1,000,000 shares of common stock, non-statutory stock options or stock purchase rights to employees, consultants or advisors. At December 31, 2001 the Company had options outstanding totaling 469,000 to employees under the 2001 Plan. The exercise price for non-statutory stock options is generally at least 100 percent of the fair market value of the stock on the date of grant. Vesting provisions are determined at the time of grant.

        A summary of the options granted to employees under the Company's plans as of December 31, 2001, 2000 and 1999 is presented below (shares in thousands):

	2001		2000		1999
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options Outstanding, Beginning of year	14,455	$22.98	10,427	$5.94	2,130	$0.83
Granted-Price = Market Value	6,760	$2.99	9,464	$26.81	7,932	$7.30
Granted-Price > Market Value	20	$16.00	37	$60.67	365	$9.86
Granted-Price < Market Value	740	$0.01	1,400	$53.42	797	$6.09
Exercised	(3,129)	$3.63	(4,280)	$2.46	(538)	$0.90
Cancelled	(12,195)	$21.51	(2,593)	$19.87	(259)	$1.23

Options Outstanding, End of year	6,651	$9.25	14,455	$22.98	10,427	$5.94

Options Exercisable, End of year	3,104		3,688		3,027

Weighted-Average Fair Value of Options Granted	$2.64		$23.92		$5.47

        The following table summarizes information about the options outstanding at December 31, 2001 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contract Life (Years)
Range of Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$0.50	1,536	9.66	$0.46	525	$0.38
$0.51-$1.17	1,824	7.17	$1.04	966	$1.10
$1.18-$14.94	1,574	8.69	$6.39	762	$6.18
$14.95-$23.06	799	8.71	$18.99	308	$19.72
$23.07-$75.15	918	8.47	$36.74	543	$37.72

	6,651			3,104

        For stock options granted to employees from January through December 2001, with an exercise price less than the fair value on the date of grant, the Company recorded deferred stock-based compensation of $2.0 million. This amount is being amortized to operating expense over the vesting period of the individual options. The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its stock option plans. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123. Had the Company accounted for these plans under SFAS No. 123, the

Company's net loss applicable to common stock and loss per share would have increased to the following pro forma amounts (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Net Loss Applicable to Common Stockholders
As Reported	$(272,183)	$(72,811)	$(81,983)

Pro Forma	$(294,572)	$(98,446)	$(86,002)

Basic Loss per Share
As Reported	$(3.80)	$(1.15)	$(2.44)

Pro Forma	$(4.12)	$(1.55)	$(2.56)

Diluted Loss per Share
As Reported	$(3.80)	$(1.15)	$(2.39)

Pro Forma	$(4.12)	$(1.55)	$(2.51)

        The fair value of each option grant was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted over the three-year period:

	2001	2000	1999
Risk-free interest rate	4%	6%	6%
Expected volatility of common stock	166%	118%	116%
Dividend yield	—	—	—
Expected life of options	3 years	3 years	2 years

(10) Income Taxes

        SFAS No. 109 requires the recognition of deferred tax assets and liabilities, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At December 31, 2001, 2000, and 1999, the Company believes that the "more likely than not" criteria has not been met, and accordingly, a full valuation allowance has been recognized. The Company did not record any provision (benefit) for income taxes for the years ended December 31, 2001, 2000, and 1999, because it experienced net losses and generated net operating losses for tax purposes. As of December 31, 2001, the Company has approximately $348 million of net operating loss carryforwards, which expire in 2018 through 2020. The Company's utilization of its net operating loss carryforwards will be limited pursuant to Internal Revenue Code Section 382 due to cumulative changes in ownership in excess of 50 percent within a three-year period. Prior to 1998, Purchase Pro, Inc. was not subject to Federal or state income taxes.

        A reconciliation of income tax benefit provided at the Federal statutory rate (35%) to income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Income tax benefit computed at Federal statutory rate	$(95,264)	$(25,484)	$(25,179)
Permanent and other items	47	77	36
Change in valuation allowance	95,217	25,407	25,143

	$—	$—	$—

        The significant tax effected components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred Tax Assets
Net operating loss carryforward	$121,527	$28,841
Trade accounts receivable	1,503	846
Deferred revenue	676	1,122
Accruals and reserves	300	4,582
Equity-based expenses	28,576	28,324
Depreciation and amortization	7,474	—
Impairment of assets	17,279	—

	177,335	63,715
Less—valuation allowance	(148,136)	(52,919)

Total deferred tax assets	29,199	10,796
Deferred Tax Liabilities
Depreciation and amortization	—	(3,942)
Software development costs	(4,079)	—
Stock-based compensation	(12,749)	(6,854)
Loss on AOL asset	(11,960)	—
Accruals and reserves	(411)	—

Total deferred tax liabilities, net	$—	$—

(11) Loss Per Share

        The computations of basic and diluted earnings per share for each period were as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2001	2000	1999
Loss (Numerator)
Net loss	$(272,183)	$(72,811)	$(71,941)
Preferred stock dividends	—	—	(511)
Accretion of preferred stock to redemption value	—	—	(131)
Value of preferred stock beneficial conversion feature	—	—	(9,400)

Basic EPS
Net loss applicable to common stockholders	$(272,183)	$(72,811)	$(81,983)

Diluted EPS
Net loss applicable to common stockholders after assumed conversions	$(272,183)	$(72,811)	$(81,983)

Shares (Denominator)
Basic EPS
Weighted average shares outstanding	71,638	63,399	33,598
Effect of securities issued for nominal consideration	—	—	1,680
Exercise of Warrants	—	—	(1,005)

Diluted EPS
Weighted average shares outstanding	71,638	63,399	34,273

Per Share Amount
Basic EPS	$(3.80)	$(1.15)	$(2.44)

Diluted EPS	$(3.80)	$(1.15)	$(2.39)

        Basic earnings per share ("EPS") is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period. Pursuant to SAB No. 98, "Revision of Certain SAB Topics to Reflect the Provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share and SFAS No. 130, Reporting Comprehensive Income," shares of common stock or convertible preferred stock are considered outstanding for all periods presented in the computation of basic and diluted EPS if issued for nominal consideration. Options, warrants or other common stock equivalents are considered outstanding for all periods presented in the computation of diluted EPS if issued for nominal consideration. For the year ended December 31, 1999, the weighted average common shares outstanding used to compute diluted EPS includes the effect of warrants issued by the Company to acquire shares of common stock for $0.0035 per share. All such warrants were exercised by December 31, 1999.

        Options to purchase 7,185,675, 14,894,753 and 11,462,400 shares of common stock were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

        Warrants to purchase 3,994,446, 13,344,446 and 7,950,000 shares of common stock were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

(12) Impairments, Abandonments and Other Charges

  Employee Termination Benefit Costs and Other

        In response to deteriorating business conditions, the Company approved a plan in June 2001 to, among other things, reduce its workforce and consolidate operations in an effort to preserve cash and better align resources with anticipated demand. Costs recorded included employee termination costs, fixed asset write-offs and certain lease costs associated with vacated office space at its main campus in Las Vegas. The Company further reduced its headcount and consolidated operations in October 2001. This downsizing was aimed at reducing future operating costs and creating positive operating cash flows. These headcount reductions reduced the Company's workforce by approximately 50 percent. In addition, the Company restructured executive management responsibilities. The following table summarizes the charges recorded during 2001 for employee termination costs and other:

Total employee reduction	297

Employee termination costs	$4,412
Abandonment of leasehold improvements, furniture and equipment	2,543
Lease costs under noncancellable leases	4,258

$11,213

        The Company terminated 297 employees, including 59 employees in general and administration, 38 employees in customer support and operations, 120 employees in sales and marketing, and 80 employees in programming and technical support. The Company also abandoned certain leasehold improvements, furniture and equipment located in vacated office space. See discussion regarding noncancellable leases in Note 7, Commitments and Contingencies.

  Asset Impairments, Investment Losses and Abandonments

        The Company reviews its assets whenever any indicators exist that there might be an impairment in the realizable value of the asset. The following table summarizes the charges recorded for the year ended December 31, 2001 and 2000, for asset impairments, investment losses and abandonments.

	2001	2000
Prepaid assets	$6,049	$—
Investments in other companies	14,061	2,261
Property and equipment	19,766	—
AOL technology and marketing	71,013	—
Gateway training and marketing	21,759	—
Software development costs	21,857	—
Goodwill	3,293	—
Editorial content	—	9,851

	$157,798	$12,112

  Prepaid Assets

        An impairment of prepaid assets was recorded for items that the Company expected would provide no future economic benefit. Included in the prepaid asset write-off was approximately $5.3 million related to the abandonment of in-store kiosks the Company rented in certain Office Depot stores. The Company evaluated the subscriber activity generated from the kiosks and determined that the carrying value exceeded the realizable value and therefore recorded an impairment.

  Investments in Other Companies

        The Company evaluated the prospects of recovering its investments based on the current financial condition of those companies and their ability to continue as a going concern. If the results of the analysis indicated that recovery was unlikely and that the decline in value was other than temporary, the Company wrote-off the investment. For the years ended December 31, 2001 and 2000, write-downs of investments in private companies totaled $13.2 million and $2.3 million, respectively. In addition, the Company wrote down an investment in a publicly traded company based on a decline in market value that was deemed to be other than temporary of $871,000 in December 2001.

  Property and Equipment

        The Company abandoned several software assets that were included in property and equipment. The Company had originally anticipated implementing a number of software applications which it purchased late in 2000 and early 2001. These applications included a content management tool, a license to an auction tool, a customer relationship management application and several development tools. However, due to changes in the Company's strategic direction, these software projects were abandoned. The net book value of these assets prior to the write-off was $14.9 million. Also during 2001, the Company consolidated its operations from several separate office buildings to one building. The Company conducted a physical inventory after the office consolidation was complete. As of December 31, 2001, approximately $4.9 million in computer hardware, software, furniture and equipment was written off if a recorded asset could not be located or if management believed that the asset held no further utility for the Company.

  Termination of AOL Marketing and Technology Development Agreements

        In June 2001, the Company began discussions with AOL regarding its existing relationship, including its future required payments to AOL under the Interactive Marketing Agreement and the Technology Development Agreement. The Company notified AOL that it did not expect to make any further payments under those agreements, pursuant to which the Company paid approximately $49.8 million, in aggregate, through September 30, 2001. As consideration for release of the Company's payment obligation under such agreements, the Company proposed various modifications to the Interactive Marketing and the Technology Development Agreements as well as other existing arrangements that resulted in the abandonment of the Company's rights to certain advertising and technology assets under such agreements. In September 2001, the Company and AOL signed a termination agreement. Approximately $71.0 million, net of accumulated amortization, that related to these agreements was written off in the third quarter of 2001. In addition, since the Company is no longer required to make any further payments under the Interactive Marketing Agreement and the Technology Development Agreement, the cancellation of the obligation was recognized as an offset to operating expenses of approximately $19.8 million. Also, in connection with the termination, AOL made a one-time payment to the Company of $1.5 million in satisfaction of existing obligations.

  Gateway Training and Marketing Agreement

        In September 2001, vested warrants issued to Gateway to acquire 2,000,000 shares of common stock expired unexercised. The Company has evaluated Gateway's ability to deliver under the contractual terms. To date, Gateway has, and continues to provide the contractual services, although, much more slowly than originally planned. As of December 31, 2001, more than one half of the contract period has expired, but Gateway has delivered less than five percent of its total obligation under the contract. In addition, current economic conditions may also make delivery of all of the remaining obligated training and marketing services during the remaining contract term unfeasible. Based on these factors and discussions the Company has had with Gateway, the Company determined that the asset value was impaired. As a result of the analysis the Company wrote off the training and marketing asset.

  Capitalized Software Development Costs

        During 2001, the Company completed an evaluation of certain in-process capitalized software development assets as part of its workforce reductions that occurred in June and October 2001. This evaluation assessed the product development objectives and direction of the Company and the realizability of future revenue from certain in-process projects. As a result of the evaluation, certain in-process projects were abandoned. Approximately $21.9 million of such capitalized software development costs were written off.

  Goodwill

        The Company evaluated the excess of acquisition cost over the fair value of the net assets of Stratton Warren. This review indicated that the net book value of the assets was impaired based on the projected future cash flows. With respect to Stratton Warren, the estimated future cash flows took into account the expected revenues and expenses over four years, the estimated remaining life of the goodwill. The resultant net cash flows also indicated that a portion of the capitalized software held for sale was also impaired. The Company recorded a charge of $7.7 million to write off the remaining net goodwill and wrote down a portion of the capitalized software held for sale.

  Editorial Content

        A $9.8 million charge was taken in connection with the Company's editorial content agreement with a strategic marketing partner, whereby the partner would supply the Company content for its product. The value of this asset was originally based on projected future cash flows. In the fourth quarter of 2000, the Company concluded that the estimated future cash flows were less than the carrying value. Therefore, an impairment charge was recorded. The Company still retains the right to use the content as outlined in the license agreement.

(13) Retirement Benefit Plan

        In October 1999, the Company instituted a defined contribution 401(k) plan for eligible employees. Employees may contribute from 1 to 20 percent of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Beginning April 1, 2001, the Company matched employee contributions up to 50 percent of the employee's first 6 percent contributed to the Plan. During 2001, the Company recorded $205,000 in expense in connection with the match provision.

(14) Related Party Transactions

        One of the founding stockholders of the Company provided significant services designing the Company's technology. The Company paid the stockholder for his services. Payments totaling $0, $0 and $93,000 are included in programming and development expense for the years ended December 31, 2001, 2000 and 1999, respectively. There were no amounts owed to the stockholder as of December 31, 2001 and 2000.

        The Company paid certain costs on behalf of a company owned by a former member of the Board of Directors. At December 31, 2001 and 2000, there was $0 and $399,000, respectively, due to the Company, which is included in other receivables in the accompanying consolidated balance sheets. All amounts due the Company were collected.

        In 1998, the Company entered into an agreement to lease its corporate office space from a company owned by individuals who were then members of the Company's Board of Directors. Terms of the lease require monthly base payments of $29,000, which is adjusted on an annual basis, but in no case is the adjustment greater than five percent. During the year ended December 31, 1998, the Company did not pay any amounts under terms of the lease agreement and recorded expense related to the lease totaling approximately $20,000. During the years ended December 31, 1999 and 2000, the Company paid $308,000 and $1.2 million, respectively, under the terms of the lease agreement. In management's opinion, the terms of the lease are comparable to terms that the Company would receive from an independent third party.

        The Company recorded $116,000 and $514,000 in revenue for the years ended December 31, 2001 and 2000, respectively, from a customer, whose Chairman of the Board is a former member of the Company's Board of Directors. These revenues are included in network access and service fees, software license fees, and advertising revenue in the accompanying consolidated statements of operations.

        The Company recorded $1.0 million and $11.5 million in revenue for the years ended December 31, 2001 and 2000, respectively, from a strategic marketing partner, whose former Chief Executive Officer is a former member of the Company's Board of Directors. These revenues were included in network access and services fees and advertising revenue in the accompanying consolidated statements of operations.

        In 2000, the Company paid $50,000 in consulting fees to an investment banking firm, where a former member of the Company's Board of Directors is a senior executive.

        The same former member of the Company's board of directors also has a board or ownership interest with two companies that serve as a vendor to the Company. The Company paid $7.3 million and $0 to these companies during the years ended December 31, 2001 and 2000, respectively. These two companies are controlled by an individual also controlling several other companies with contractual relationships with the Company. Under the contractual relationships, in addition to the foregoing, the Company paid an aggregate sum of $4.0 million and has been paid an aggregate sum of $3.5 million.

        The Company made a number of investments in companies with respect to which it also sold its products and services. During the year ended December 31, 2001 and 2000, the Company invested $1.0 million and $13.7 million, respectively. Revenue was recognized from those companies of $1.6 million and $5.6 million for the years ended December 31, 2001 and 2000, respectively.

(15) Acquisitions

Stratton Warren

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

  •
  $1.5 million in cash, paid on October 30, 2000, plus $3.5 million used by Stratton Warren to redeem certain of its shares held by one of its two shareholders prior to completion of the acquisition. After redemption of this shareholder's shares, there was one remaining shareholder of Stratton Warren;

  •
  $9.0 million in shares of common stock of the Company (which totaled 541,353 shares based on the closing price of the Company's common stock on January 16, 2001); and

  •
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

BayBuilder

        On April 20, 2001, the Company completed the acquisition of Net Research, Inc., dba BayBuilder ("BayBuilder"), a provider of self-service strategic sourcing technology for Fortune 1000 companies for, $3.0 million in cash and $5.5 million in common stock. During the quarter ended September 30, 2001, the Company recorded an additional $778,000 in goodwill for additional acquisition costs incurred. The transaction was accounted for using the purchase method of accounting with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed. Consequently, the Company allocated $5.8 million of the purchase price to acquired software technologies and $3.5 million to goodwill. The pro forma effects of the BayBuilder acquisition on the Company's Consolidated Financial Statements were not material.

        The following tables present the allocation of the purchase price, including professional fees related to the acquisitions (in thousands):

Allocation of purchase price:
Cash and cash equivalents	$705
Trade accounts receivable, net	1,043
Prepaid expenses and other current assets	42
Property and equipment	165
Intangibles:
Capitalized software development costs	14,285
Goodwill and other intangibles:
Goodwill	7,329
Non-compete and non-disclosure agreement	1,200
Deposits and other	140
Accounts payable	(177)
Deferred revenues	(636)
Long-term liabilities	(221)

Total purchase price	$23,875

Cash paid	$8,500
Common stock issued	14,500
Acquisition costs	875

Total purchase price	$23,875

(16) Operating Segments

        Operating segments are defined as components of an enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker in deciding how to allocate resources. The Company's chief executive officer has been identified as the chief operating decision maker.

        The Company has determined there are two reportable segments based on product lines. The PurchasePro segment derives its revenues from e-procurement software products and services including hosting, maintenance and professional consulting services. The e-Source segment derives its revenues from strategic sourcing software products and services including hosting, maintenance and professional consulting services. The following table presents segment information by product category as of and for the year ended December 31, 2001:

	e-Procurement		e-Source		Other		Eliminations	Consolidated
	(in thousands)
Total revenues	$34,988		$433		$3,345		$—	$38,766

Operating income (loss)	(A	)	(A	)	(A	)	$—	$(272,994)

Total assets	$47,499		$8,583		$5,324		$—	$61,406

  (A)
  Separate financial information is not available for the e-Source product line and therefore has been omitted from this presentation.

        There were no reportable segments in 2000.

(17) Quarterly Financial Data (Unaudited)

	Quarter Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2001
Total revenues	$16,029	$16,784	$3,561	$2,392

Gross profit	$13,851	$14,224	$2,289	$978

Net loss applicable to common stockholders	$(33,467)	$(61,062)	$(106,399)	$(71,255)

Loss per share:
Basic EPS	$(0.49)	$(0.84)	$(1.46)	$(0.98)

Diluted EPS	$(0.49)	$(0.84)	$(1.46)	$(0.98)

2000
Total revenues	$4,550	$9,514	$17,337	$33,590

Gross profit	$4,237	$8,814	$15,847	$31,606

Net loss applicable to common stockholders	$(15,668)	$(12,154)	$(8,231)	$(36,758)

Loss per share:
Basic EPS	$(0.27)	$(0.19)	$(0.13)	$(0.55)

Diluted EPS	$(0.27)	$(0.19)	$(0.13)	$(0.55)

1999
Total revenues	$674	$1,006	$1,670	$2,667

Gross profit	$511	$819	$1,452	$2,399

Net loss applicable to common stockholders	$(2,710)	$(13,643)	$(7,786)	$(57,844)

Loss per share:
Basic EPS	$(0.12)	$(0.57)	$(0.25)	$(1.03)

Diluted EPS	$(0.11)	$(0.55)	$(0.25)	$(1.03)

(18) Subsequent Events

Sale and Issuance of Common Stock

        On February 13, 2002, PurchasePro.com, Inc. (the "Company") entered into a Common Stock and Warrants Purchase Agreement (the "Ladenberg Purchase Agreement") with a group of institutional investors (the "Purchasers"), in connection with a private placement of 9,230,770 shares of the Company's common stock, at an aggregate offering price of $6.0 million, or $0.65 per share, together with warrants to purchase up to 1,384,612 shares of the Company's common stock at an exercise price of $1.00 per share. Ladenberg Thalmann & Co. Inc. ("Ladenberg") acted as the Company's agent in the private placement, in connection with which the Company has paid Ladenberg an agency fee equal to 4 percent of the total offering, or $240,000.

        Pursuant to the Ladenberg Purchase Agreement, the Company must file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued in the private placement and issuable upon exercise of the warrants issued in the private placement pursuant to a registration rights agreement entered into between the Company and the Purchasers simultaneously with the Ladenberg Purchase Agreement. If the registration statement filed by the Company is not effective within 90 days of the date of issuance, the Company will pay the Purchasers an amount equal to 2 percent of the original offering price per month until it becomes effective.

Nasdaq Minimum Bid Price Requirement

        On March 6, 2002, the Company received notice from the Nasdaq National Market regarding its failure to comply with the minimum bid price requirement after trading in the Company's common stock closed under $1.00 for 30 consecutive days. The Company has until June 4, 2002 to regain compliance for at least 10 consecutive trading days. The Company is reviewing various alternatives, including executing a reverse split of common stock, and anticipates regaining compliance within such period.

Lease Termination and Settlement

        The Company abandoned certain real property at the end of October 2001, and ceased making lease payments under the leases with respect thereto and under leases for real property it had vacated earlier in 2001, thereby breaching two leases with aggregate lease payments of approximately $220,000 per month. The Company began settlement discussions with its landlord, Cheyenne Investments, LLC ("Cheyenne") in October 2001. During the three months ended December 31, 2001, the Company and Cheyenne agreed to terminate the leases for the abandoned property, and Cheyenne released all claims against the Company under such leases, including indebtedness incurred by the Company for leasehold improvements, in exchange for a convertible note in favor of Cheyenne in the amount of $4.6 million and payment of certain other monthly amounts described below pursuant to the settlement agreement. Although the Company had verbally agreed to this arrangement with Cheyenne during the three months ended December 31, 2001, we did not complete and enter the definitive agreements with respect thereto until March 22, 2002.

        The Company believes the principal amount of the convertible note issued to Cheyenne is a reasonable estimate of lost rentals and mitigation costs likely to be incurred by Cheyenne. The note may be converted by Cheyenne at any time, or automatically upon registration of the common stock into which the note may be converted. The number of shares into which the note will convert is determined by dividing the principal amount of the note by the closing price of the Company's common stock on the date preceding conversion. The Company anticipates registration of the shares underlying the convertible note in July 2002.

        Under the settlement agreement, the Company has made payments of approximately $89,000 per month from October 2001 through March 2002, and will continue to make payments of $52,000 per month through the date of payment or conversion of the convertible note or such time as the abandoned property is leased to a third party. The Company expects that the note will be converted during third quarter of 2002 when the Company registers the shares.

        The Company also conveyed certain furniture and equipment left in the abandoned real property to Cheyenne for a purchase price of $650,000, payable upon payment or conversion of the convertible note as described above. Although the Company previously recorded a net book value of approximately $2.4 million attributable to such furniture and equipment, it is unlikely that it could be liquidated at that value.

Baybuilder Redemption

        In January 2002, the Company amended its agreement with the former shareholders of Baybuilder to extend the letter of credit securing its required payment of an additional $912,000 to the former principal shareholder of Baybuilder, although the letter of credit was reduced to reflect the payment in October 2001. See Note 8, Stockholders' Equity for further discussion. In exchange for the extension of the letter of credit, the former principal shareholder agreed to defer collection of such amount, though he may seek such payment at any time on written notice to the Company.

Report of Independent Certified Public Accountants
on Supplementary Information

PurchasePro.com, Inc.

        Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole of PurchasePro.com, Inc. as of and for the year ended December 31, 2001, which are presented in the preceding section of this report. The supplemental Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Grant Thornton LLP

Los Angeles, California
March 27, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To PurchasePro.com, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of December 31, 2000, and for the two years then ended, included in PurchasePro.com, Inc.'s (the "Company") Form 10-K and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The supplemental Schedule II as shown on page 77 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Las Vegas, Nevada
February 12, 2001

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

ACCOUNTS RECEIVABLE ALLOWANCES

(in thousands)

	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
Year ended December 31, 1999	$200	$1,078	$684	$594
Year ended December 31, 2000	$594	$3,393	$1,516	$2,471
Year ended December 31, 2001	$2,471	$10,562	$8,666	$4,367

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        On November 21, 2001 Arthur Andersen LLP ("Andersen") notified PurchasePro.com, Inc. (the "Company") that Andersen resigned as the Company's independent certifying accountant, effective immediately.

        The reports of Andersen with respect to the Company for fiscal years 1999 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or application of accounting principles.

        During fiscal years 1999 and 2000 and the subsequent interim period preceding the resignation of Andersen, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in its report on the financial statements for such years, except as follows:

          During Andersen's review of the Company's interim financial statements for the three-month period ending September 30, 2000, Andersen expressed disagreement with prior members of the Company's management regarding proposed recognition of revenue derived from reseller agreements between the Company and certain of its business partners. This issue was the subject of discussion between Andersen and the Company's Audit Committee and was resolved to Andersen's satisfaction.

        During fiscal years 1999 and 2000 and the subsequent interim period preceding the resignation of Andersen, there have been no reportable events (as defined by Item 304 of Regulation S-K), except as follows:

          Andersen has noted what they considered to be deficiencies in the design and operation of the Company's internal controls. These issues were the subject of discussions between Andersen and the Company's Audit Committee. Through the implementation of new internal control procedures and recent changes in management, the Company believes it has adequately addressed Andersen's concerns.

        The Company requested that Andersen furnish to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements presented above. A copy of Andersen's response letter, dated November 29, 2001, was filed with the Company's Current Report on Form 8-K, filed November 29, 2001.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information called for by PART III (Items 10, 11, 12 and 13) has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year, a definitive Proxy Statement pursuant to Regulation 14A, and such information is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  The financial statements appear in Item 8 to this Form 10-K.

  (2) Financial Statement Schedules

  Schedule II-Valuation and Qualifying Accounts appear in Item 8 to this Form 10-K.

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
2.2
Agreement and Plan of Reorganization, dated as of March 5, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001, and filed as Exhibit 2.1).
2.3
Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 17, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001, and filed as Exhibit 2.2).
2.4
Amendment No. 2 to Agreement and Plan of Reorganization, dated as of April 20, 2001, by and among PurchasePro.com, Inc., NRI Merger Corporation, a wholly-owned subsidiary of PurchasePro.com, Inc., Net Research, Inc., and Abu M. Rahman (incorporated by reference to the Company's Current Report on Form 8-K, filed May 7, 2001, and filed as Exhibit 2.3).
3(i).1
Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 15, 2000).
3(ii).1	Bylaws of the Registrant, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999).
4.1	Form of Common Stock Certificate. +
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and officers. +

10.2#	1998 Stock Option and Incentive Plan and forms of agreements thereunder. +
10.3#
1999 Stock Plan. (incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-80165), filed June 8, 1999) and by reference to the Company's Definitive Proxy Statement, filed June 15, 2000).
10.4	Warrant dated as of July 22, 1999, by and between Registrant and Office Depot, Inc. +
10.5	Training and Management Services Agreement by and between the Company and Gateway Companies, Inc., dated September 29, 2000. ++ ##
10.6	Warrant Agreement by and between the Company and Gateway Companies, Inc.++
10.7	AOL Amended and Restated Warrant Agreement dated November 18, 2000. +++
10.8	AOL Bulk Subscription Sales Agreement dated December 1, 2000. +++
10.9	E-MarketPro Amended and Restated Assignment Agreement dated November 3, 2000. +++
10.10	AuctioNet.com, Inc. License Agreement dated December 29, 2000. +++
10.11	BroadVision PurchasePro Master Agreement dated December 19, 2000. +++ ##
10.12	Referral Agreement by and between the Company and C3 Capital, LLC. *
10.13	Warrant Agreement by and between the Company and C3 Capital, LLC. *
10.14	Warrant Agreement by and between the Company and C3 Capital, LLC. *
10.15#	Employment Agreement between the Company and Richard L. Clemmer. **
10.16#	Stock Option Agreement between the Company and Richard L. Clemmer. **
10.17#	Stock Option Agreement between the Company and Richard L. Clemmer. **
10.18#	Promissory Note between the Company and Richard L. Clemmer. **
10.19#	Form of June 28, 2001 Offer Letter of PurchasePro.com, Inc. Stock Issuance Agreement relating to the Company's Stock Option Exchange Program for Executive Officers. **
10.20	PurchasePro.com, Inc. Supplemental Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-69308), filed September 12, 2001).
10.21
Mutual Release and Termination Agreement by and between the Company and AOL dated September 15, 2001 (Confidential treatment has been requested with respect to certain portions of the document.) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001).
10.22
Common Stock Purchase Agreement between the Company and Fusion Capital Fund II, LLC, dated December 21, 2001 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 7, 2002).
10.23	Settlement Agreement and Mutual Release between the Company and Cheyenne Investments, LLC, dated December 31, 2001.
10.24	Convertible Promissory Note between the Company and Cheyenne Investments, LLC, dated December 31, 2001.

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated November 29, 2001 (incorporated by reference to the Company's Current Report on Form 8-K, filed November 29, 2001).
23.1	Consent of Grant Thornton LLP
23.2	Consent of Arthur Andersen LLP.

+
Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-80165), filed June 8, 1999.

++
Incorporated by reference to the Company's Current Report on Form 8-K, filed October 23, 2000.

+++
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

*
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed May 29, 2001.

**
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001.

#
Indicates management contract or compensatory plan or agreement.

##
Confidential treatment has been granted with respect to certain portions of these agreements.

    (b) Reports on Form 8-K

Date of Filing	Description
November 29, 2001	Item 4, Changes in Registrant's Certifying Accountant—Arthur Anderson LLP resigns as Company's independent certifying accountant effective November 21, 2001.
December 17, 2001	Item 4, Changes in Registrant's Certifying Accountant—Company engages Grant Thornton LLP as Company's independent public accountant.
January 7, 2002	Item 5, Other Events — Company enters into a Common Stock Purchase Agreement with Fusion Capital Find II, LLC in connection with a private equity line financing transaction pursuant to which the Company agrees to offer and sell up to $15,000,000 of the Company's common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, who are duly authorized, in the City of Las Vegas, State of Nevada, on the 29th day of March, 2002.

PURCHASEPRO.COM, INC.
By:	/s/ RICHARD L. CLEMMER
Richard L. Clemmer Vice Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard L. Clemmer and Scott E. Wiegand, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated

Name	Title	Date

/s/ RICHARD L. CLEMMER Richard L. Clemmer	Vice Chairman, Chief Executive Officer and President	March 29, 2002
/s/ MARK R. DONACHIE Mark R. Donachie	Chief Financial Officer	March 29, 2002
/s/ R. TODD BRADLEY R. Todd Bradley	Chairman of the Board of Directors	March 29, 2002
/s/ JAMES T. SCHRAITH James T. Schraith	Director	March 29, 2002
/s/ W. DONALD BELL W. Donald Bell	Director	March 29, 2002

QuickLinks

PURCHASEPRO.COM, INC. FORM 10-K DECEMBER 31, 2001 TABLE OF CONTENTS
PART I
PART II
RISK AND UNCERTAINTIES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PURCHASEPRO.COM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
PURCHASEPRO.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
PURCHASEPRO.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
PURCHASEPRO.COM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
Report of Independent Certified Public Accountants on Supplementary Information
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ACCOUNTS RECEIVABLE ALLOWANCES (in thousands)
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY