Form 10-K/A
period 2001-12-31
PURCHASEPRO COM INC
filed 2002-04-30
CIK 1087831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, $0.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒    No ☐, (2) Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on April 25, 2002 as reported by the Nasdaq National Market, was approximately $47 million. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater shareholders known to the registrant have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

        As of April 25, 2002, there were 87,958,914 shares of Common Stock outstanding.

        Our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002 (the "Report") contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference from our proxy statement to be filed in anticipation of our 2002 annual meeting of shareholders. We do not anticipate filing our proxy statement within the time period required for such incorporation by reference to be effective, so we are amending the Report to include the information required to be included in Part III of the Report.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following persons are our executive officers and directors as of April 25, 2002:

Name	Age	Position
Executive Officers and Directors
Richard L. Clemmer	50	Chief Executive Officer, President and Vice Chairman
Christopher J. Benyo	40	Senior Vice President, Sales and Marketing
Mark R. Donachie	41	Chief Financial Officer
Scott E. Wiegand	33	Senior Vice President, General Counsel and Secretary
H. Matthew Yost	33	Senior Vice President, Corporate Development
W. Donald Bell (1)(2)	64	Director
James Schraith (1)(2)	44	Director
Richard Todd Bradley	43	Chairman of the Board

(1)
Member of the audit committee.

(2)
Member of the compensation committee.

        Richard L. Clemmer has served as a member of our board of directors since April 2001 as Vice Chairman, and has served as our Chief Executive Officer and President since June 2001. He also served as our Chief Financial Officer from May 2001 until September 2001. Prior to joining PurchasePro, Mr. Clemmer served as executive vice president and chief financial officer of Quantum Corp., a storage solutions provider, from August 1996 to May 2001.

        Christopher J. Benyo has served as our Senior Vice President, responsible for various aspects of the Company's marketing, network development, product development and sales efforts, since March 2000. Prior to joining PurchasePro, Mr. Benyo was employed by BellSouth, a provider of telecommunications products and services, from July 1996 to March 2000, where he served as assistant vice president, strategic supplier relationships from August 1999 to March 2000. During his tenure at BellSouth, Mr. Benyo held various management positions, including general manager, field operations, director of product marketing, and director of field marketing. Mr. Benyo was employed by Cable and Wireless Communications Inc., a provider of telecommunications products and services, from 1992 to July 1996, where he served in various capacities, the most recent of which was as director of product marketing.

        Mark R. Donachie has served as our Chief Financial Officer since September 2001. From December 1992 through March 2001, Mr. Donachie served as Vice President of Finance and Administration for Sterling Commerce, a wholly-owned subsidiary of SBC Communications, Inc., a provider of e-business integration solutions. Mr. Donachie has tendered his resignation, to be effective May 3, 2002.

        Scott E. Wiegand has served as our Senior Vice President and General Counsel since January 2001 and as our Secretary since March 2001. He also served as our Vice President and Associate General Counsel from July 2000 to January 2001 and as our Assistant Secretary from September 2000 to March 2001. Prior to joining PurchasePro, Mr. Wiegand was an associate with Dinsmore & Shohl LLP, a law firm, from May 1996 to July 2000. Mr. Wiegand earned his J.D. from Cornell Law School in 1993.

        Matthew Yost has served as our Senior Vice President, Corporate Development since February 2001. He also served as our Vice President, Strategic Development from January 2000 to February 2001. Before joining PurchasePro, Mr. Yost served in various capacities at Prudential Securities Inc. from July 1996 to January 2000, most recently serving as vice president of the Prudential Volpe Technology Group unit.

        W. Donald Bell has been a director of the Company since December 2001. Mr. Bell has been President, Chief Executive Officer and Chairman of the Board of Bell Microproducts, Inc., a publicly-traded corporation which markets and distributes semiconductor and computer products, since 1987. Prior to serving at Bell Microproducts, Inc., Mr. Bell served as President of Ducommun, Inc. and its subsidiary, Kierulff Electronics, Inc. as well as Electronic Arrays, Inc. He also held senior management positions at Texas Instruments Incorporated, American Microsystems, Inc. and other electronics companies.

        James Schraith has been a director of the Company since December 2001. Since October 1999, Mr. Schraith has served in various roles with Quantum Corporation, a storage solutions provider, including as a senior advisor to Quantum Technology Ventures, Chairman and Chief Executive Officer of Snap Appliances, Inc., a wholly-owned subsidiary of Quantum, and as Executive Vice President of Worldwide Sales & Corporate Marketing. From February 1998 to September 1999, Mr. Schraith was President and Chief Executive Officer of ShareWave, Inc., a developer of wireless networking products. From October 1996 to January 1998, Mr. Schraith was Vice President and General Manager of the North America Division of Compaq Computer. Previously, Mr. Schraith was Chief Executive Officer and a director of the Cerplex Group, Inc. From 1987 to 1995, Mr. Schraith was employed at AST Research, Inc., most recently serving as President, Chief Operating Officer and Director. Mr. Schraith also serves as a director of Semtech Corporation, SONICblue, Inc. and several private companies.

        Richard Todd Bradley has served as a member of our board of directors since January 2001 and Chairman since May 2001. Since June 2001, he has served as Chief Operating Officer for Palm, Inc., a provider of mobile and wireless Internet solutions and handheld computers. From September 1998 to February 2001, Mr. Bradley worked at Gateway Corporation, a provider of computer products and services, where he served as executive vice president, global operations from March 2000 to February 2001, and as senior vice president and consumer and regional managing director Europe/Middle East/Africa from September 1998 to February 1999. Mr. Bradley served as president and chief executive officer, transport international pool for GE Capital Corporation, a provider of financial products and services, from January 1997 to September 1998. He also worked at The Dun & Bradstreet Corporation, a provider of business information, from September 1993 to January 1997.

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

        Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to our company, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial stockholders were met in a timely manner during the period from January 1, 2001 through December 31, 2001.

ITEM 11: EXECUTIVE COMPENSATION

  Summary Compensation Table

        The following table sets forth summary information regarding the compensation received during the fiscal years ended December 31, 1999, 2000 and 2001 by our Chief Executive Officer as of December 31, 2001, the other person who served as our Chief Executive Officer during 2001, our four other most highly compensated executive officers as of December 31, 2001 whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2001 (the "2001 Fiscal Year"), and two individuals for whom disclosure would have been provided on the basis of their respective salary and bonus earned during the 2001 Fiscal Year but for the fact that such individuals were not serving as our executive officers at the end of the 2001 Fiscal Year. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation (1)		Restricted Stock Awards	Securities Underlying Options
Richard L. Clemmer(2) Chief Executive Officer and President	2001		$307,692	$2,416,055		—	—	1,050,000
Charles E. Johnson, Jr.(3) Chairman of the Board and Chief Executive Officer	2001 2000 1999	$ $	130,153 — 240,000	$2,000,000 — —	$ $	6,900 — 24,000	— — —	— — 975,000
Christopher J. Benyo(4)(9) Senior Vice President, Sales and Marketing	2001 2000	$ $	235,577 119,032	$100,000 —	$ $	13,200 11,000	$400,543 —	85,000 630,000
H. Matthew Yost(5)(9) Senior Vice President Corporate Development	2001 2000	$ $	232,692 88,869	$100,000 —	$ $	13,200 13,200	$259,181 —	45,000 420,000
Scott E. Wiegand(6)(9) Senior Vice President General Counsel and Secretary	2001 2000	$ $	235,577 56,915	$150,000 —	$ $	6,000 2,500	$129,029 —	95,000 110,000
Jeffrey Anderson(7)(9) Senior Vice President, Sales	2001 2000	$ $	229,808 142,500	$100,000 —	$ $	12,100 12,100	$636,914 —	85,000 750,000
Dale Boeth(8)(9) Senior Vice President, Strategic Alliances	2001 2000	$ $	157,251 125,200	$150,000 —	$ $	12,100 11,000	$353,746 —	45,000 420,000

(1)
Other than the Other Annual Compensation reported, any perquisites and other personal benefits paid to the Named Executive Officers were less than the minimum reporting thresholds.

(2)
Mr. Clemmer became our Chief Executive Officer and President in June 2001. Mr. Clemmer also served as our Chief Financial Officer from May 2001 until September 2001.

(3)
In July 1999, we entered into an employment agreement with Mr. Johnson that provided for an annual salary of $240,000. Mr. Johnson voluntarily elected not to be paid any salary for the 2000 Fiscal Year. We paid $16,000 and $8,000 for Mr. Johnson's automobile and life insurance, respectively, in the 2000 Fiscal Year. Mr. Johnson is no longer employed by us, and entered into a separation agreement in December 2001, further described in "Employment Agreements and Change in Control Agreements."

(4)
We paid Mr. Benyo an annual salary of $150,000 in 2000, which we increased to $250,000 in April 2001. Under the terms of Mr. Benyo's employment agreement and from time to time during his employment, we granted Mr. Benyo options to purchase 715,000 shares of stock in the aggregate, all of which we cancelled in conjunction with Mr. Benyo's participation in our stock option exchange program for executive officers (see Note 9 below). We also have provided and continue to provide Mr. Benyo with a car allowance of $1,000 per month and a cell phone allowance of $100 per month. In April 2001, we paid Mr. Benyo a retention bonus of $100,000. Mr. Benyo's employment agreement expired by its terms on March 13, 2002. Mr. Benyo's annual salary is currently $200,000.

(5)
We paid Mr. Yost an annual salary of $150,000 in 2000, which we increased to $250,000 in April 2001. Under the terms of Mr. Yost's employment agreement and from time to time during his employment, we granted Mr. Yost options to purchase 465,000 shares of stock in the aggregate, all of which we cancelled in conjunction with Mr. Yost's participation in our stock option exchange program for executive officers (see Note 9 below). We also have provided and continue to provide Mr. Yost with a car allowance of $1,000 per month and a cell phone allowance of $100 per month. In April 2001, we paid Mr. Yost a retention bonus of $100,000. Mr. Yost's employment agreement expired by its terms on January 14, 2002. Mr. Yost's annual salary is currently $160,000

(6)
We paid Mr. Wiegand an annual salary of $150,000 in 2000, which we increased to $250,000 in April 2001. Under the terms of Mr. Wiegand's employment agreement and from time to time during his employment, we granted Mr. Wiegand options to purchase 205,000 shares of stock in the aggregate, all of which we cancelled in conjunction with Mr. Wiegand's participation in our stock option exchange program for executive officers (see Note 9 below). We also have provided and continue to provide Mr. Wiegand with a car allowance of $500 per month. In April 2001, we paid Mr. Wiegand a retention bonus of $100,000, and we paid Mr. Wiegand a retention bonus of $50,000 in July 2001. Mr. Wiegand's annual salary is currently $175,000.

(7)
We paid Mr. Anderson an annual salary of $165,000 in 2000, which we increased to $250,000 in April 2001. Under the terms of Mr. Anderson's employment agreement and from time to time during his employment, we granted Mr. Anderson options to purchase 835,000 shares of stock in the aggregate, all of which we cancelled in conjunction with Mr. Anderson's participation in our stock option exchange program for executive officers (see Note 9 below). We also provided Mr. Anderson with a car allowance of $1,000 per month and a cell phone allowance of $100 per month. In April 2001, we paid Mr. Anderson a retention bonus of $100,000. Mr. Anderson is no longer employed by us, and in November 2001, in exchange for a general release from Mr. Anderson, we entered into a separation agreement with Mr. Anderson pursuant to which we accelerated the vesting of his restricted stock and permitted Mr. Anderson to keep the retention bonus previously paid to him.

(8)
We paid Mr. Boeth an annual salary of $145,000 in 2000, which we increased to $250,000 in April 2001. Under the terms of Mr. Boeth's employment agreement and from time to time during his employment, we granted Mr. Boeth options to purchase 465,000 shares of stock in the aggregate, all of which we cancelled in conjunction with Mr. Boeth's participation in our stock option exchange program for executive officers (see Note 9 below). We also provided Mr. Boeth with a car allowance of $1,000 per month and a cell phone allowance of $100 per month. In April 2001, we paid Mr. Boeth a retention bonus of $100,000, and we paid Mr. Boeth a retention bonus of $50,000 in July 2001. Mr. Boeth is no longer employed by us, and in November 2001, in exchange for a general release from Mr. Boeth, we entered into a separation agreement with Mr. Boeth pursuant to which we accelerated the vesting of his restricted stock and permitted Mr. Boeth to keep the retention bonuses previously paid to him.

(9)
In June 2001, the Company cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares were restricted until March 29, 2002. In exchange for participating in the stock for options swap and agreeing to have their respective options cancelled, in June 2001 Mr. Benyo received 541,272 shares of stock, Mr. Yost received 350,242 shares of stock, Mr. Wiegand received 174,364 shares of stock, Mr. Anderson received 630,606 shares of stock and Mr. Boeth received 350,242 shares of stock.

  Option Grants in Last Fiscal Year

        The following table sets forth information regarding options granted to the Named Executive Officers during the 2001 Fiscal Year.

Individual Grants
Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees In Fiscal Year(1)
				Exercise Price(2)	Expiration Date
						5%		10%
Richard L. Clemmer(4)	300,000 750,000	0.040 1.000	% %	2.53 1.15	5/15/11 6/25/11	$ $	477,000 540,000	$ $	1,209,000 1,372,500
Charles E. Johnson, Jr.(5)	—	—		—	—		—		—
Christopher J. Benyo(6)	10,000 75,000	0.001 0.010	% %	12.50 3.68	2/22/11 4/10/11		— —		— —
H. Matthew Yost(6)	10,000 35,000	0.001 0.005	% %	12.50 3.68	2/22/11 4/10/11		— —		— —
Scott E. Wiegand(6)	50,000 10,000 35,000	0.007 0.001 0.005	% % %	15.00 12.50 3.68	1/5/11 2/22/11 4/10/11		— — —		— — —
Jeffrey Anderson(6)	10,000 75,000	0.001 0.010	% %	12.50 3.68	2/22/11 4/10/11		— —		— —
Dale Boeth(6)	10,000 35,000	0.001 0.005	% %	12.50 3.68	2/22/11 4/10/11		— —		— —

(1)
Calculated based on options to purchase an aggregate of 7,520,000 shares of common stock granted to employees during the 2001 Fiscal Year.

(2)
The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant as determined by our board of directors. Under the terms of our 1999 Stock Plan, pursuant to which all 2001 Fiscal Year grants were made, a committee designated by our board of directors to administer such Stock Plan retains the discretion, subject to certain limitations, within such Stock Plan, to modify, extend or renew outstanding options and to reprice outstanding options. Options may be repriced by canceling outstanding options and reissuing new options with an exercise price equal to the fair market value on the date of reissue, which may be lower than the original exercise price of such cancelled options.

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

(4)
On May 15, 2001 we granted Mr. Clemmer options to purchase 300,000 shares of stock, 250,000 shares of which vested on the date of grant and 50,000 of which vested on November 15, 2001. On June 25, 2001, we granted Mr. Clemmer options to purchase 750,000 shares of stock, 100,000 shares of which vested on the date of grant, 300,000 of which vested on November 15, 2001, 200,000 shares of which vest on May 15, 2002 and 150,000 shares of which vest on May 15, 2003.

(5)
In connection with the separation agreement we entered into with Mr. Johnson in December 2001, further described in "Employment Agreements and Change in Control Agreements," we granted 530,512 options to Mr. Johnson in payment of employment compensation owed Mr. Johnson under his employment agreement.

(6)
In June 2001, the Company cancelled 2,775,000 executive options in a stock for options swap, resulting in the issuance of 2,122,545 shares of common stock of which 1,061,272 shares were vested upon issuance and 1,061,273 shares were restricted until March 29, 2002. Because Mr. Benyo, Mr. Yost, Mr. Wiegand, Mr. Anderson and Mr. Boeth participated in the stock for options swap, all their options were cancelled in June 2001.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information, with respect to the Named Executive Officers, concerning the number and value of options exercised during the 2001 Fiscal Year and the value and number of unexercised options held as of the end of the 2001 Fiscal Year.

Name	Shares Acquired on Exercise	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End(2) Exercisable/Unexercisable
Richard L. Clemmer	—	—	700,000 / 350,000	$0 / $0
Charles E. Johnson, Jr.(3)	1,419,676	$42,590	—	— / —
Christopher J. Benyo	—	—	—	— / —
H. Matthew Yost	—	—	—	— / —
Scott E. Wiegand	—	—	—	— / —
Jeffrey Anderson(4)	—	—	—	— / —
Dale Boeth(5)	—	—	—	— / —

(1)
The Value Realized represents the product of the number of shares acquired upon exercise and the difference between the fair market value of our common stock on the exercise date minus the per-share exercise price of the option. For purposes of this calculation, the fair market value of our common stock on the exercise date is determined by using the last reported sale price of our common stock on the Nasdaq National Market on the exercise date.

(2)
Assumes a per share fair market value equal to $1.21, the last reported sale price of our common stock on the Nasdaq National Market on December 31, 2001, less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

(3)
Mr. Johnson is no longer employed by the Company. He exercised his options in December 2001.

(4)
Mr. Anderson is no longer employed by the Company and had no options to exercise when his employment ended.

(5)
Mr. Boeth is no longer employed by the Company and had no options to exercise when his employment ended.

  Employment Agreements and Change in Control Agreements

        We have entered into the following employment agreements with our executive officers listed in the Summary Compensation Table:

Officer	Term	Salary	Position
Richard L. Clemmer (1)	Perpetual	$500,000	Chief Executive Officer and President
Charles E. Johnson, Jr.(2)	—	—	—
Christopher J. Benyo(3)	—	$200,000	Senior Vice President, Sales and Marketing
H. Matthew Yost(4)	—	$160,000	Senior Vice President, Corporate Development
Scott E. Wiegand(5)	Through January 2004	$175,000	Senior Vice President, General Counsel and Secretary
Jeffrey Anderson(6)	—	—	—
H. Matthew Yost(7)	—	—	—

(1)
Under his employment agreement, Mr. Clemmer received an initial bonus of $1,100,000 in May 2001 and a loan of $1,316,055.28 which was forgiven in June 2001 upon being named Chief Executive Officer. In addition, Mr. Clemmer receives a base salary of $500,000 per year and an annual guaranteed bonus of $200,000 per year, a performance-based bonus of up to $1,000,000 per year, along with certain other benefits such as relocation expenses, payment of transition costs associated with Mr. Clemmer's ownership of other residences, first-class travel between Mr. Clemmer's residences, and a $3,000,000 life insurance policy. Mr. Clemmer has waived 50% of his salary for the period between March 3, 2002 and September 1, 2002, and 50% of his 2001 annual guaranteed bonus of $200,000, each in exchange for stock option grants or grants of restricted stock under our 1999 Stock Plan. Mr. Clemmer's agreement remains in effect until terminated in accordance with the provisions of the agreement.

(2)
In May 1999, we entered into an employment agreement with Mr. Johnson that provided for an annual salary of $240,000. Mr. Johnson's employment by the Company ended in May 2001. In December 2001, in exchange for a general release from Mr. Johnson, the Company entered into a separation agreement with Mr. Johnson pursuant to which the employment agreement was terminated and we agreed to (i) release Mr. Johnson from any obligation to repay a $2,000,000 retention bonus granted him in April 2001, (ii) issue an additional 530,512 options to Mr. Johnson in payment of employment compensation owed Mr. Johnson under his employment agreement and (iii) pay the sum of $1,660,000 and issue 2,500,000 shares of restricted stock to Mr. Johnson in satisfaction of Mr. Johnson's claims for reimbursement of business expenses incurred by Mr. Johnson on the Company's behalf, conditioned on Mr. Johnson's exercise of his 889,164 existing stock options and 530,512 newly granted stock options at an aggregate exercise price of approximately $1,660,000. Mr. Johnson exercised all such options and paid the entire exercise price in December 2001.

(3)
We entered into an employment agreement with Mr. Benyo effective March 13, 2000, which expired by its terms on March 13, 2002. Effective March 17, 2002, Mr. Benyo's salary was reduced to $200,000 per year.

(4)
We entered into an employment agreement with Mr. Yost effective January 14, 2000, which expired by its terms on January 14, 2002. On April 4, 2002, we entered into a letter agreement with Mr. Yost pursuant to which we reduced Mr. Yost's salary to $160,000 per year, granted Mr. Yost an option to purchase 100,000 shares of stock, granted Mr. Yost 150,000 shares of stock, and agreed to maintain Mr. Yost's current monthly car and cell phone allowances.

(5)
We entered into an employment agreement with Mr. Wiegand effective December 11, 2000. On March 26, 2002, we entered into a letter agreement with Mr. Wiegand pursuant to which we reduced Mr. Wiegand's salary to $175,000 per year, granted Mr. Wiegand an option to purchase 200,000 shares of stock, and granted Mr. Wiegand 100,000 shares of stock.

(6)
Mr. Anderson is no longer employed by us, and in November 2001, in exchange for a general release from Mr. Anderson, we entered into a separation agreement with Mr. Anderson pursuant to which we accelerated the vesting of his restricted stock and permitted Mr. Anderson to keep the retention bonus previously paid to him.

(7)
Mr. Boeth is no longer employed by us, and in November 2001, in exchange for a general release from Mr. Boeth, we entered into a separation agreement with Mr. Boeth pursuant to which we accelerated the vesting of his restricted stock and permitted Mr. Boeth to keep the retention bonuses previously paid to him.

  Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee currently consists of W. Donald Bell and James Schraith. No member of the Compensation Committee has been an officer or employee of ours at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 31, 2001 by:

  •
  each person or group of affiliated persons who is known by us to own beneficially more than 5% of our common stock;

  •
  each of our directors;

  •
  our Named Executive Officers; and

  •
  all of our directors and executive officers as a group.

        Except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. The column titled "Number of Shares Underlying Options" lists shares of common stock subject to stock options which were exercisable or will become exercisable within 60 days after March 31, 2002. These shares underlying options are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. The column titled "Percent of Class of Class Owned" assumes a number of outstanding shares of our common stock as of March 31, 2002 of 87,223,814 shares. The address for those persons for which an address is not otherwise indicated is: 7710West Cheyenne Avenue, Las Vegas, Nevada 89129.

Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Underlying Options	Percent of Class Owned
Named Executive Officers and Directors
Richard L. Clemmer	135,000	900,000	1.2%
Charles E. Johnson(1)	2,500,000	*	2.8%
Christopher J. Benyo	320,550	*	*
Scott E. Wiegand	243,850	*	*
H. Matthew Yost	175,121	*	*
W. Donald Bell	*	30,000	*
James Schraith	15,000	30,000	*
Richard Todd Bradley	*	30,000	*
All directors and executive officers as a group(7 persons)(2)	889,521	990,000	2.2%

*
Less than 1.0%.

(1)
Mr. Johnson is no longer employed by the Company.

(2)
Includes each director and named executive officer listed except Mr. Johnson.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

        Since January 1, 2001, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, and there are not any currently proposed transactions or series of similar transactions related to the foregoing, other than the transactions described below.

Transactions with Gateway

        In September 2000, we entered into agreements with Gateway Companies, Inc. pursuant to which we acquired computer hardware and training and marketing services from Gateway. The services are required to be rendered during a two-year period, and the aggregate contractual value of the services must be at least $40 million. In addition, Gateway agreed to acquire three marketplace software licenses from us for approximately $3.3 million. We also issued Gateway three separate warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $29.75 per share. Two of the three warrants expired in September 2001, and the remaining warrant for 1,000,000 shares may vest and become exercisable until March 2002 based on revenue generated from the operation of marketplaces established with the software licenses Gateway purchased from us. At the time we entered these agreements but prior to his joining our Board of Directors, Mr. Bradley, currently our Chairman, was Executive Vice President of Gateway.

Employment, Severance and Change Of Control Agreements

        We are currently a party to employment agreements with the following executive officers: Richard L. Clemmer and Scott E. Wiegand.

        Under his employment agreement, Mr. Clemmer received an initial bonus of $1,100,000 in May 2001 and a loan of $1,316,055.28 which was forgiven in June 2001 upon being named Chief Executive Officer. In addition, Mr. Clemmer receives a base salary of $500,000 per year and an annual guaranteed bonus of $200,000 per year, a performance-based bonus of up to $1,000,000 per year, along with certain other benefits such as relocation expenses, payment of transition costs associated with Mr. Clemmer's ownership of other residences, first-class travel between Mr. Clemmer's residences, and a $3,000,000 life insurance policy. Mr. Clemmer's agreement remains in effect until terminated in accordance with the provisions of the agreement. Under his employment agreement, if Mr. Clemmer is terminated without cause or voluntarily terminates his employment under certain circumstances, he would be entitled to a lump sum payment equal to twice his base salary, an amount equal to any guaranteed bonus for a two year period, a lump sum payment equal to Mr. Clemmer's full annual bonus or incentive compensation potential for the year in which the termination occurs, and continued coverage under our health plans and a life insurance policy procured by us on Mr. Clemmer's behalf for up to two years after the termination.

        Mr. Wiegand receives a base salary of $175,000 per year. Mr. Wiegand's employment agreement expires in January 2004. Under his employment agreement, if Mr. Wiegand were terminated without cause, he would be entitled to a continuation of his salary for a period of 12 months.

        See the "Employment Agreements and Change in Control Agreements" table and related footnotes in "Executive Compensation" for more information regarding employment, severance and change of control agreements relating to our named executive officers.

Options

        See "Executive Compensation" for information regarding option grants made to and option exercises made by our directors and named executive officers in the fiscal year ended December 31, 2001.

Indemnification Agreements

        In addition to the indemnification provisions contained in the Company's Articles of Incorporation and Bylaws, the Company has entered into separate indemnification agreements with each of its directors and officers. These indemnification agreements will require us to indemnify our officers and directors to the fullest extent permitted by Nevada law.

        We believe that the foregoing transactions were in our best interests. It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates will be entered into only if such transactions are approved by a majority of our disinterested, independent directors, are on terms no less favorable to PurchasePro than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 26th day of April, 2002.

PURCHASEPRO.COM, INC.
By:	/s/ RICHARD L. CLEMMER Richard L. Clemmer President and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  SIGNATURES