Form 10-Q
period 2002-03-31
PURCHASEPRO COM INC
filed 2002-05-15
CIK 1087831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                          to

Commission File Number: 000-26465

PURCHASEPRO.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0385401 (I.R.S. Employer Identification No.)

7710 West Cheyenne Avenue, Las Vegas, Nevada (Address of principal executive offices)	89129 (Zip Code)

(702) 316-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the Registrant’s Common Stock, $0.01 par value, was 17,591,783 as of May 9, 2002.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Quarterly Financial Statements

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,073	$6,489
Restricted cash	912	912
Trade accounts receivable, net of allowance for doubtful accounts of $4,518 and $4,367, respectively	2,431	2,350
Other receivables	1,075	916
Prepaid expenses and other current assets	967	1,129

Total current assets	11,458	11,796
Property and equipment:
Computer equipment and software	27,397	27,448
Furniture and fixtures	931	931
Leasehold improvements	6,100	6,091

	34,428	34,470
Less—accumulated depreciation and amortization	(16,573)	(14,159)

Net property and equipment	17,855	20,311
Other assets:
Intangibles, net	3,624	3,833
Capitalized software development costs, net	8,122	8,896
Deposits and other	884	1,030

Total other assets, net	12,630	13,759

Total assets	$41,943	$45,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,765	$2,541
Accrued and other current liabilities	4,822	5,198
Deferred revenues	1,755	1,900
Current portion of long-term liabilities	6,360	6,238

Total current liabilities	14,702	15,877
Long-term liabilities	5,356	5,533

Total liabilities	20,058	21,410
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock: $0.01 par value; 38,000,000 shares authorized; 17,669,763 and 15,733,251 shares issued, respectively	177	157
Additional paid-in capital	455,165	449,333
Common stock in treasury at cost, 225,500 shares	(902)	(902)
Deferred stock-based compensation	—	(397)
Accumulated deficit	(432,555)	(423,735)

Total stockholders’ equity	21,855	24,456

Total liabilities and stockholders’ equity	$41,943	$45,866

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended, March 31,
	2002	2001
Revenues:
Software licenses	$658	$11,032
Network access and service fees	1,971	3,465
Advertising	20	1,381
Other	116	151

Total revenues	2,765	16,029
Cost of revenues	960	2,178

Gross profit	1,805	13,851
Operating expenses:
Sales and marketing (including stock-based compensation costs of $32 and $394; and warrant charges, including amortization, of $0 and $14,845, respectively)	1,684	31,826
Programming and development (including stock-based compensation costs of $85 and $501)	1,011	3,661
General and administrative (including stock-based compensation costs of $616 and $769)	7,694	12,400
Investment losses	129	—

Total operating expenses	10,518	47,887

Operating loss	(8,713)	(34,036)
Other income (loss):
Interest income (expense), net	(107)	569

Total other income	(107)	569

Net loss before benefit for income taxes	(8,820)	(33,467)
Benefit for income taxes	—	—

Net loss	$(8,820)	(33,467)

Net loss per share:
Basic	$(0.54)	$(2.44)

Diluted	$(0.54)	$(2.44)

Weighted average shares outstanding:
Basic	16,320	13,735

Diluted	16,320	13,735

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended, March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,820)	$(33,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,550	12,395
Stock-based compensation costs	733	1,664
Noncash equity charges	(263)	10,075
Imputed interest	122	452
Provision for doubtful accounts	324	1,930
Warrant-related amortization	—	4,770
Investment losses	129	—
Employee termination benefits and other	(266)	—
(Increase) decrease in:
Trade accounts receivable	(404)	(5,776)
Other receivables	(159)	(608)
Prepaid expenses and other current assets	161	(2,941)
Increase (decrease) in:
Accounts payable	(776)	(1,299)
Accrued and other current liabilities	(110)	269
Deferred revenues	(145)	3,597

Net cash used in operating activities	(5,924)	(8,939)

Cash flows from investing activities:
Purchase of property and equipment	42	(17,140)
Investments in equity securities	—	(1,000)
Proceeds from repayment of debt securities	—	1,000
Acquisitions, net of cash acquired	—	(41)
Software development and other	(136)	(4,062)

Net cash used in investing activities	(94)	(21,243)

Cash flows from financing activities:
Issuance of common stock, net	5,779	1,837
Repayment of long-term obligations	(177)	(3,127)

Net cash provided by (used in) financing activities	5,602	(1,290)

Increase (decrease) in cash and cash equivalents	(416)	(31,472)
Cash and cash equivalents:
Beginning of period	6,489	86,335

End of period	$6,073	$54,863

Non-cash investing and financing activities:
Issuance of common stock for acquisitions	$—	$9,000
Obligations under capital leases	$—	$1,354

See accompanying notes to condensed consolidated financial statements.

PURCHASEPRO.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The unaudited condensed consolidated financial statements of PurchasePro.com, Inc. and its subsidiaries, Hospitality Purchasing Systems, Inc., dba ProPurchasing Systems (“PPS”), Stratton Warren Software, Inc. (“Stratton Warren”), since its acquisition on January 16, 2001, and Net Research, Inc., dba BayBuilder (“BayBuilder”), since its acquisition on April 20, 2001 (collectively, the “Company”) for the three months ended March 31, 2002 and 2001, included herein, have been prepared by the Company in conformity with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company’s operations and its cash flows for the three months ended March 31, 2002 and 2001. Certain reclassifications have been made to prior period financial statements to conform to the 2002 presentation, which have no effect on previously reported total revenue or net loss. The accompanying unaudited condensed consolidated financial statements are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2002.

Reverse Stock Split

On April 30, 2002, the Board of Directors approved a one for five reverse stock split effective to stockholders of record on May 14, 2002. All share and per share amounts in the accompanying unaudited financial statements have been restated to give effect to the stock split. Also as a result of the reverse stock split, authorized shares was reduced to 38 million.

(2) Significant Accounting Policies

In connection with product and service transactions with our customers, the Company may extend credit which gives rise to trade accounts receivables. The extension of credit is generally based on a credit evaluation of the customer. Under the terms of our contracts with customers, the Company may accrue interest at stated rates of interest, however, no interest income has been accrued on outstanding accounts receivable balances.

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company will write-off accounts receivable balance if collection efforts prove unsuccessful. As of March 31, 2002 and December 31, 2001, accounts receivable balances more than 90-days past due were $4.4 million and $4.0 million, respectively.

(3) Realization of Assets

The Company has experienced losses from inception. As of March 31, 2002, the Company has an accumulated deficit of $433 million and has a deficit in working capital of $3.2 million. In addition, the Company has defaulted on a long-term obligation. The ability of the Company to realize its assets in the normal course of business is ultimately contingent upon the Company generating revenue sufficient to exceed continuing costs and eventually to generate net earnings. Management of the Company has prepared forecasts of expected future revenues and costs as well as balances of cash and other liquid sources of cash available to the Company. It is the opinion of management of the Company that it is more likely than not that the Company will have sufficient resources to fund continuing operations through at least calendar 2002. However, if the Company is unable to maintain the reduction of cash operating expense or achieve new sales currently projected, if unplanned non-recurring cash payments are required, or if the Company is unable to maintain access to additional capital, there can be no assurance that the cash, cash equivalents and net accounts receivable will be sufficient to fund operations for such period. The Company however has limited history with new sales initiatives. Additionally, the sales cycle for the Company’s products typically takes three to nine months to complete and varies from contract to contract.

(4) Lease Termination and Settlement

The Company abandoned certain real property at the end of October 2001, and ceased making lease payments under the leases with respect thereto and under leases for real property it had vacated earlier in 2001, thereby breaching two leases with aggregate lease payments of approximately $220,000 per month. The Company began settlement discussions with its landlord, Cheyenne Investments, LLC (“Cheyenne”) in October 2001. During the three months ended December 31, 2001, the Company and Cheyenne agreed to terminate the leases for the abandoned property, and Cheyenne released all claims against the Company under such leases, including indebtedness incurred by the Company for leasehold improvements, in exchange for a convertible note in favor of Cheyenne in the amount of $4.6 million and payment of certain other monthly amounts described below pursuant to the settlement agreement. Although the Company had verbally agreed to this arrangement with Cheyenne during the three months ended December 31, 2001, we did not complete and enter the definitive agreements with respect thereto until March 22, 2002.

The Company believes the principal amount of the convertible note issued to Cheyenne is a reasonable estimate of lost rentals and mitigation costs likely to be incurred by Cheyenne. The note may be converted by Cheyenne at any time, or automatically upon registration of the common stock into which the note may be converted. The number of shares into which the note will convert is determined by dividing the principal amount of the note by the closing price of the Company’s common stock on the date preceding conversion. The Company anticipates registration of the shares underlying the convertible note in July 2002.

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

The Company also conveyed certain furniture and equipment left in the abandoned real property to Cheyenne for a purchase price of $650,000, payable upon payment or conversion of the convertible note as described above. The net book value of this abandoned furniture and equipment was approximately $2.4 million.

(5) Contingencies

The Company is a party to a class action suit against it and a number of current or former officers and directors, In re PurchasePro, Inc. Securities Litigation, U.S.D.C., District of Nevada, Case No. CV-S-01-0483-JLQ, which results from the consolidation of other suits, the first of which was filed on or about April 26, 2001. The class action suit alleges certain violations of federal securities laws, and seeks damages on behalf of a class of shareholders who purchased the Company’s common stock during defined periods. We are also a party to a related shareholder derivative lawsuit, In re PurchasePro.com, Inc. Derivative Litigation, District Court, Clark County, Nevada, Case No. A436614, which also results from the consolidation of other suits, the first of which was filed on June 28, 2001, alleging various breaches of fiduciary duty by certain current or former officers and directors and effectively alleging the same allegations which are the subject of the federal securities class actions. Management believes that the claims in the federal and state lawsuits are without merit and intends to defend them vigorously.

In December 2001, the Company and certain former officers and directors were named as defendants in Collegeware USA, Inc. v. PurchasePro.com, Inc., et al., U.S.D.C., Southern District of New York, Case No. 01CV10867. The complaint alleges violations of federal securities laws in the Company’s initial public offering in September 1999 and secondary offering in February 2000 arising from a failure to disclose that its underwriters solicited and received excessive commissions and allocated shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thus distorting and/or inflating the market price for shares of the Company’s common stock in the after-market. The suit is part of the “IPO Allocation Securities Litigation” involving approximately 320 companies and over 30 underwriters that have been sued in actions alleging claims nearly identical to those alleged against us. Management believes that the claims are without merit and intends to defend them vigorously.

On January 8, 2002, PurchasePro.com, Inc. was named as a defendant in Langley v. Credit Suisse Boston Corp., Prudential Securities, Inc. and PurchasePro.com, Inc., U.S.D.C. for the Eastern District of Kentucky, Case No. 00-448. Although the action had been pending against Prudential Securities, Inc. and Credit Suisse First Boston Corporation since late 2000, the Company was not initially named as a defendant. The claims against the Company include reformation, breach of contract as reformed, and rescission, and are based on the plaintiff’s allegation that a lock-up provision associated with the Company’s secondary public offering was improperly enforced. Management believes that the claims are without merit and intends to defend them vigorously.

In March 2002, FreeMarkets, Inc. initiated a suit against the Company, FreeMarkets, Inc. v. PurchasePro.com, Inc., U.S.D.C., District of Delaware, Case No. 02-162, alleging that certain functionalities of the e-Source product infringe on FreeMarkets’ U.S. Patent No. 6,216,114. FreeMarkets’ patent is entitled “Method and System for Controlling and Initiating the Duration of Overtime Intervals in Electronic Auctions” and seeks to protect certain business methods used by FreeMarkets. The suit seeks an order that the Company is infringing on FreeMarkets’ patent and an injunction against further infringement, along with their damages, attorney fees and costs. On April 15, 2002, we filed a response denying all of the allegations and asserted three (3) counterclaims against FreeMarkets including: (1) breach of contract; (2) declaratory judgement of patent non-infringement; and (3) declaratory judgement of patent invalidity. Although the Company is currently unable to predict the ultimate outcome of this lawsuit, the Company believes that the claims are without merit, intends to defend them vigorously and pursue our counterclaims.

In February 2001, All Creative Technologies, Inc. filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, Case No. A43337, against PurchasePro.com, Charles E. Johnson, Jr., the Company’s former Chairman and CEO, and Ranel Erickson, the Company’s former VP of Research and Development. The complaint alleges violations of the Nevada Racketeering, Influence and Corruption Act (“RICO”), misappropriation of trade secrets by Mr. Johnson and Mr. Erickson, unlawful acquisition of trade secrets by the Company, and breach of contract by Mr. Johnson. The complaint seeks compensatory damages in excess of $10,000 for each of the four causes of action, treble damages with respect to the civil RICO claim, and exemplary damages with respect to the unlawful acquisition of trade secrets, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although the Company is currently unable to predict the ultimate outcome of this lawsuit, management believes there is no merit to the suit and intends to vigorously defend this action.

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

The Company is named as a nominal defendant in a suit filed in June 2001, Levy v. Office Depot, Inc. and PurchasePro.com, Inc., U.S.D.C., Southern District of Florida, Case No. 01-8529-CIV-DIMINTROULEAS/JOHNSON, under Section 16(b) of the Securities Exchange Act of 1934, as amended, which results from the purchase and sale of the Company’s securities by Office Depot. The complaint seeks recovery on the Company’s behalf of certain short-swing profits allegedly received by Office Depot in violation of Section 16(b). There can be no assurance that the Company will receive any funds as a result of this suit. Although the Company is only a nominal defendant in this action, time and money may be required to resolve it.

The Company is involved in other various routine legal proceedings incidental to its normal course of business. The Company does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

(6) Stockholders’ Equity

Common Stock and Stock Options

During the three months ended March 31, 2002, the Company issued 80,470 shares of common stock upon the exercise of stock options under the Company’s stock option plans.

Sale and Issuance of Common Stock

On February 13, 2002, the Company entered into a Common Stock and Warrants Purchase Agreement (the “Ladenberg Purchase Agreement”) with a group of institutional investors (the “Purchasers”), in connection with a private placement of approximately 1.8 million shares of the Company’s common stock, at an aggregate offering price of $6.0 million, or $3.25 per share, together with warrants to purchase up to approximately 277,000 shares of the Company’s common stock at an exercise price of $5.00 per share. Ladenberg Thalmann & Co. Inc. (“Ladenberg”) acted as the Company’s agent in the private placement, in connection with which the Company has paid Ladenberg an agency fee equal to 4 percent of the total offering, or $240,000.

The Company was required to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued in the private placement and issuable upon exercise of the warrants issued in the private placement pursuant to a registration rights agreement entered into between the Company and the Purchasers simultaneously with the Ladenberg Purchase Agreement. The Company filed a registration statement on Form S-1 for such shares on May 3, 2002. If the registration statement filed by the Company is not effective within 90 days of the date of issuance, the Company will pay the Purchasers an amount equal to 2 percent of the original offering price per month until it becomes effective.

Nasdaq Minimum Bid Price Requirement

On March 6, 2002, the Company received notice from the Nasdaq National Market regarding its failure to comply with the minimum bid price requirement after trading in the Company’s common stock closed under $1.00 for 30 consecutive days. The Company has until June 4, 2002 to regain compliance for at least 10 consecutive trading days. The Company executed a 1 for 5 reverse split of common stock for shareholders of record on May 14, 2002, and anticipates regaining compliance within such period.

(7) Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Options to purchase approximately 1.3 million shares and approximately 2.8 million shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

Warrants to purchase approximately 876,000 and approximately 2.4 million shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss in each of the periods presented and the effect would have been anti-dilutive.

(8) Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker in deciding how to allocate resources. The Company’s chief executive officer has been identified as the chief operating decision maker.

The Company has determined there are two reportable segments based on product lines. The e-Procurement segment derives its revenues from e-procurement software products and services including hosting, maintenance and professional consulting services. The e-Source segment derives its revenues from strategic sourcing software products and services including hosting, maintenance and professional consulting services. The following table presents segment information by product category as of and for the quarter ended March 31, 2002:

	e–Procurement		e–Source		Other		Eliminations	Consolidated
	(in thousands)
Total revenues	$1,316		$766		$683		$—	$2,765
Operating income (loss)	(A	)	(A	)	(A	)	$—	$(8,713)
Total assets	$34,158		$7,424		$4,777		$(4,416)	$41,943

(A)	Separate financial information is not available for the e-Source product line and therefore has been omitted from this presentation.

There were no reportable segments during the quarter ended March 31, 2001.

(9) BayBuilder Redemption

In January 2002, the Company amended its agreement with the former shareholder of BayBuilder to extend until July 2002 the letter of credit securing its required payment of $912,000 to the former principal shareholder of BayBuilder. In exchange for the extension of the letter of credit, the former principal shareholder agreed to defer collection of such amount, though he may seek such payment at any time upon written notice to the Company.

(10) Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supercedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is required to apply the provisions of SFAS No. 142 beginning January 1, 2002. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of SFAS No. 142 resulted in the Company’s discontinuation of goodwill amortization effective January 1, 2002. However, the Company is required to test goodwill at least annually for impairment. The Company had unamortized goodwill at January 1, 2002 of $2.8 million. Management is currently evaluating the methodologies for determining the impairment, if any, of the carrying value of goodwill and intends on completing these tests by June 30, 2002, as permitted by SFAS No. 142. Any adjustments as a result of the new impairment tests will be recorded as a cumulative change in accounting principle effective January 1, 2002. The recorded balance of goodwill relates to the acquisition of BayBuilder in April 2001. In accordance with the adoption of SFAS No. 142, the reporting entity to which the goodwill relates must be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity must be valued. The difference between fair value of the operating entity and the fair value of its assets and liabilities is the implied fair value of the goodwill. To the extent the implied fair value of goodwill is less than the book value of goodwill, an impairment exists that will be recognized as a cumulative effect of a change in accounting in the first quarter of 2002. Based on the preliminary estimates of fair value of the operating entity, the assets and liabilities must be valued to determine the implied fair value of goodwill. The valuation of these assets and liabilities has not been completed, but it is likely that there will be an impairment charge relating to goodwill associated with BayBuilder.

The American Institute of Certified Public Accountants recently released Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities That Lend to or Finance the Activities of Others.” Generally, this SOP applies to all banks, thrift institutions, credit unions, and finance companies. This SOP also applies to trade receivables of all entities that are not considered to be finance companies but that engage in transactions that involve lending to or financing the activities of others. The SOP provides guidance for presentation and disclosure requirements. The Company adopted the provisions of SOP 01-6 on January 1, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the Company’s December 31, 2001 Annual Report on Form 10-K filed with the SEC.

This quarterly report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at “Risks and Uncertainties” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report. Readers should carefully review the risk factors described in this report, and other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Quarterly Reports on Form 10-Q we file in fiscal 2002.

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

Liquidity and Capital Resources

Since our inception on October 8, 1996, we have had significant negative cash flows from our operations. For the three months ended March 31, 2002 and 2001, we used $5.9 million and $8.9 million of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities.

For the three months ended March 31, 2002 and 2001, we used cash totaling $94,000 and $21.2 million, respectively, in our investing activities. Net cash used in investing activities for the three months ended March 31, 2001 consists primarily of expenditures for software, computers and related equipment purchases, as well as capitalized software development costs.

Net cash provided by financing activities for the three months ended March 31, 2002 was $5.6 million. This includes a $6.0 million private investment in public entity financing. Net cash used in financing activities for the three months ended March 31, 2001 was $1.3 million, which includes repayments of long-term obligations totaling $3.1 million, including the AOL marketing and technology development agreements offset by proceeds of $1.8 million for the exercise of employee stock options.

As of March 31, 2002, our principal source of liquidity was approximately $6.1 million of cash and cash equivalents, $912,000 of restricted cash and $2.4 million of net trade accounts receivable. We anticipate that our normal and recurring cash operating expenses will be approximately $6.0 million per quarter. We believe that our cash, cash equivalents and net trade accounts receivable, expected sales, and access to additional capital described below will enable us to fund our operating activities through at least December 31, 2002. However, if we are unable to maintain the reduction of cash operating expense we anticipate or achieve new sales we currently project, if we are required to make additional non-recurring cash payments, or if we are unable to maintain our access to additional capital, there can be no assurance that our cash, cash equivalents and net accounts receivable will be sufficient to fund our operations for such period.

In December 2001, we entered into a Common Stock Purchase Agreement (the “Fusion Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), in connection with a private equity line financing transaction pursuant to which we will offer and sell to Fusion Capital up to $15.0 million of our common stock over a period of up to 30 months. As a condition to Fusion Capital’s obligation to make purchases under the Fusion Purchase Agreement, the common stock to be offered and sold to Fusion Capital must be registered in an effective registration statement with the Securities and Exchange Commission.

Pursuant to the Fusion Purchase Agreement, Fusion Capital shall purchase on each trading day during each monthly period during the term $25,000 of our common stock, subject to our right to suspend such purchases or decrease the amount of such purchases, and our right to terminate the Fusion Purchase Agreement at any time. We have the right to set a minimum purchase price per share at any time, although we may not decrease the purchase price per share below $0.50. We also have the right to increase the daily purchase amount at any time, provided the stock price is above $20.00 per share for five (5) consecutive trading days.

Under the Fusion Purchase Agreement, the purchase price per share will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; and (ii) the average of the three lowest closing bid prices of the common stock during the ten consecutive trading days prior to the date of a purchase by Fusion Capital. Notwithstanding the foregoing, Fusion Capital may not purchase shares of common stock under the Fusion Purchase Agreement if Fusion Capital or its affiliates would beneficially own more than 4.9 percent of our then aggregate outstanding common stock immediately after the proposed purchase. If the 4.9 percent limitation is ever reached, we have the option to increase this limitation to 9.9 percent. If the 9.9 percent limitation is ever reached, this limitation will not limit Fusion Capital’s obligation to fund the daily purchase amount.

Fusion Capital will receive 120,000 shares of common stock as a commitment fee for the financing, 60,000 of which were issued upon entering into the Fusion Purchase Agreement, and 60,000 of which will be issued upon commencement of purchases by Fusion Capital. In addition, we paid a $35,000 commitment fee to Fusion Capital.

On February 13, 2002, we entered into a Common Stock and Warrants Purchase Agreement (the “Ladenberg Purchase Agreement”) with a group of institutional investors (the “Purchasers”) in connection with a private placement of 1,846,154 shares of our common stock at an aggregate offering price of $6.0 million, or $3.25 per share, together with warrants to purchase up to 276,922 shares of our common stock at an exercise price of $5.00 per share. Ladenberg Thalmann & Co. Inc. (“Ladenberg”) acted as our agent in the private placement, in connection with which we have paid Ladenberg an agency fee equal to 4 percent of the total offering, or $240,000.

We were required to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued in the private placement and issuable upon exercise of the warrants issued in the private placement pursuant to a registration rights agreement entered into with the Purchasers simultaneously with the Ladenberg Purchase Agreement. We filed a registration statement on Form S-1 for such shares on May 3, 2002. If the registration statement filed by us is not effective within 90 days of the date of issuance, we are required to pay the Purchasers an amount equal to 2 percent of the original offering price per month until it becomes effective.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2002 and March 31, 2001

Revenues.    Our revenues are grouped into four categories. Software licenses are for licenses sold. Network access and service fees include subscription fees and transaction fees charged for access to our global marketplace, application service fees for branded marketplaces we host for our customers, maintenance fees for on-going software license maintenance, hosting fees for those customers who have licensed our software products and have contracted for our hosting services and professional fees for customizing the software for our customers. Advertising fees include fees for advertising on our global marketplace. Other revenues include fees generated by our purchasing aggregator subsidiary, PPS, and other ancillary services.

Our net revenues decreased to $2.8 million from $16.0 million. The decrease between periods resulted from lower software license fees and network access and service fees. Software license fee revenue decreased to $658,000 from $11.0 million between periods due to no sales of our e-marketplace software products. The decrease is attributed to a softening of the U.S. economy that has resulted in lower demand for our products as well as a shift away from marketplace software products. Network access and service fee revenue decreased to $2.0 million from $3.5 million between periods. Prior year results included a one-time promotional subscription offer of $1.0 million paid by Office Depot. Advertising revenues decreased to $20,000 from $1.4 million between periods as a result of a decline in advertising fees generated from preferred suppliers. Other revenues decreased to $116,000 from $151,000 between periods due to a decline in revenues generated by PPS. During the three months ended March 31, 2002, one customer accounted for approximately 11 percent of net revenues. During the three months ended March 31, 2001, one customer accounted for approximately 22 percent of net revenues and two customers each accounted for 12 percent of net revenues.

Cost of Revenues.    Our cost of revenues consists primarily of costs for operating the public and private marketplace networks and costs to develop private marketplaces, including fees for independent contractors and compensation for our personnel. Our cost of revenues declined to $960,000 from $2.2 million. The decrease was primarily a result of the year over year decrease in personnel in our customer service and project management departments. Expenses related to personnel costs decreased to $665,000 from $1.5 million. Other items also contributing to the decrease between periods were hardware/software maintenance and internet service provider costs.

Sales and Marketing.    Our sales and marketing expenses are comprised primarily of compensation for our sales and marketing personnel, travel and related costs, and costs associated with our marketing activities such as advertising and promotional activities. Our sales and marketing expenses decreased to $1.7 million from $31.8 million between periods. In 2001, we recognized $14.8 million related to the warrants earned by America Online (“AOL”) and amortization of assets acquired with previously issued warrants. No such activity occurred during 2002. Personnel costs decreased to $1.2 million from $4.6 million between periods. The decrease was attributed to headcount reductions between periods. Also contributing to the change between periods was a $10.4 million decrease in marketing, promotional activities, and commission expenses, primarily in connection with our relationship with AOL. We also recognized stock-based compensation costs of $32,000 and $394,000 for the three months ended March 31, 2002 and 2001, respectively.

Programming and Development. Programming and development expenses consist primarily of compensation for our programming and development staff and payments to outside contractors. Our programming and development expenses decreased to $1.0 million from $3.7 million. The decrease is attributable to a decrease in our personnel costs, decreased use of contracted consultants, and a decrease in software maintenance costs. Expenses related to programming and development personnel decreased $1.4 million between periods. Contractor costs decreased $201,000 between periods. Software maintenance costs decreased $351,000. A portion of our personnel costs is capitalized and will be amortized over the life of the software asset. We also recognized stock-based compensation costs of $85,000 and $501,000 for the three months ended March 31, 2002 and 2001, respectively.

General and Administrative.    Our general and administrative expenses consist primarily of depreciation and amortization, bad debt expense and compensation for personnel and, to a lesser extent, fees for professional services, facility and communications costs. Our general and administrative expenses decreased to $7.7 million from $12.4 million for the three months ended March 31, 2002 and 2001, respectively. Personnel costs decreased $770,000 between periods due to reduced headcount. Depreciation and amortization decreased $2.0 million between period due to lower fixed assets in service. Bad debt expense decreased $1.6 million between periods primarily due to lower revenues. Professional fees increased $196,000 between periods due primarily to legal and accounting fees. We also recognized stock-based compensation costs of $616,000 and $769,000 for the three months ended March 31, 2002 and 2001, respectively.

Investment Losses.    In March 2002, we recorded a write-off of $129,000 in connection with an investment we had in a public company that declared bankruptcy.

Other Income (Expense).    Interest income decreased to $52,000 from $1.0 million for the three months ended March 31, 2002 and 2001, respectively. The decrease resulted from lower average cash balances during the quarter. Our interest expense decreased to $159,000 from $477,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease resulted primarily from a reduction of debt obligations, primarily the termination of the AOL agreement in September 2001.

RISK AND UNCERTAINTIES

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

We may not be able to raise additional capital on acceptable terms, if at all.

As of March 31, 2002, our principal source of liquidity was approximately $8.5 million of cash, cash equivalents and net trade accounts receivable and access to additional financing through our arrangement with Fusion Capital. Based on our current projections for our cash requirements and our current revenue forecasts, we believe that we have sufficient cash, cash equivalents, net trade receivables and access to additional capital to fund our operating activities through at least calendar 2002. See Management’s Discussion and Analysis on Liquidity and Capital Resources for further discussion. However, given the deteriorating business conditions we have experienced recently and the limited duration of our sales efforts with respect to our e-Source products and services, there can be no assurance that we will be able to meet our current revenue forecasts. In the event future revenues are not generated and/or if actual cash operating expenditures exceed levels currently estimated by management, or if we are not able to maintain our access to additional financing, we will need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all, and in the case of equity financing may result in significant dilution to our stockholders. Failure to raise capital when needed will severely harm our business, financial condition and results of operations, as we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

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

We are involved in shareholder and patent infringement suits and other legal proceedings described in Part II, Item 1, Legal Proceedings. The outcome of these lawsuits and any other legal proceedings in which we are or may become involved cannot be predicted. An adverse outcome in any of these actions could have an adverse effect on our business or results of operations.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

We have never been profitable and we may be unable to achieve profitability in the future. We have incurred net losses in each accounting period since our organization in October 1996, and as of March 31, 2002, we had an accumulated deficit of $433 million. Moreover, we expect to continue to make significant expenditures for sales and marketing, programming and development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues to achieve profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

If a third party were to allege that we infringe on the intellectual property rights of others, we could be exposed to substantial liabilities that would severely harm our business.

Third parties may assert infringement claims against us, and one of our competitors, FreeMarkets, has in fact asserted infringement claims against us (as described on in Part II, Item 1, Legal Proceedings). We cannot be certain that our services do not infringe patents or other intellectual property rights that may relate to our services. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our services. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties such as, but not limited to, the claims asserted against us by FreeMarkets. If our services violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such services on commercially reasonable terms, or at all. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could become time-consuming, result in the expenditure of significant financial and managerial resources and in costly litigation and injunctions preventing us from distributing these services, or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted. Due to these and other factors, our operating results could be below market analysts’ expectations in future quarters, which would most likely cause the market price of our stock to decline.

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

Our sales cycle for our products typically takes three to nine months to complete and varies from contract to contract, but can be even longer for some contracts. Lengthy sales cycles could delay our generation of revenues from other services we provide to operate marketplaces and reverse auctions for customers, including hosting and maintenance services. Our sales cycle for our marketplace and reverse auction products and services could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision-making process of the potential customer, the potential customer’s concern over our financial viability, the potential customer’s concern about establishing business practices and conducting business in new ways, and the level of competition that we encounter in our selling activities. Additionally, because the market for business-to-business e-commerce is relatively new, we often have to educate potential customers about the use and benefits of our products and services, which can prolong the sales process. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by the customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer’s organization. Our sales cycle can be further extended for product sales made through third parties, including our resellers.

Changes in accounting standards could adversely affect the calculation of our future operating results.

The application of accounting standards to the technology industry, and more specifically, the e-commerce software industry, may change. The impact of changes in the application of accounting standards cannot be determined given that accounting standards are continually modified as changes occur in the business environment. We have engaged in transactions with some of our strategic partners comprising more than one element, such as sales of our products and the issuance of equity instruments such as warrants to purchase our common stock. The Emerging Issues Task Force (“EITF”) of the FASB is currently addressing a number of issues surrounding the accounting for multiple-element arrangements. If changes in existing accounting practices result from the conclusions reached by the EITF, these changes could affect our future operating results.

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

Furthermore, securities litigation has often been brought against a company following periods of volatility in the market price of its securities. We have been, and may in the future be, the target of similar litigation. Securities litigation could result in substantial costs and damaging publicity and may divert management’s attention and resources, which could seriously harm our business.

Our limited operating history makes it difficult to evaluate our future prospects.

We began operations in October 1996, and our business model and our ability to generate profits are unproven. We have entered into the majority of our contracts and significant relationships only within the last 43 months. Our limited operating history makes it difficult to evaluate our future prospects. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the business-to-business e-commerce market, including risks associated with our acquisitions. Many of these risks are unknown, but include the lack of widespread acceptance of the Internet as a means of purchasing products and services and managing our growth. Our failure to identify the challenges and risks in this new market and successfully address these risks would harm our business.

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

Even if the Internet is widely adopted as a means of commerce, the adoption of our products and services, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of a new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our products and services. Furthermore, our global marketplace operates as an open bidding process allowing buyers to instantaneously compare the prices of suppliers. In some instances, suppliers have been reluctant to join or continue as members of our customers’ marketplaces and our global marketplace and participate in an open bidding process because of the increased competition and comparisons this environment creates. We must add and retain a substantial number of smaller to medium sized businesses as members.

A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If members are not confident in the security of e-commerce, they may not effect transactions on our customers’ marketplaces or our public marketplace or renew their memberships or participate in reverse auctions, which would severely harm our business. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our customers’ marketplaces and our global marketplace or in our customers’ reverse auctions or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential member information, place false orders or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches.

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

Our ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware, marketplace and reverse auction systems. Any interruptions could severely harm our business and result in a loss of customers. Our computer and communications systems are located primarily in Las Vegas, Nevada. Our systems and operations are vulnerable to damage or interruption from human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. Although we have taken steps to prevent a system failure, we cannot assure you that our measures will be successful and that we will not experience system failures in the future. Moreover, we have in the past experienced delays and interruptions in our telephone and Internet access, which have prevented members from accessing our customer’s marketplaces, our global marketplace and our customer service department. Furthermore, we may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure. The occurrence of any system failure or similar event could harm our business dramatically.

Unknown defects in our software could result in service and development delays.

Our products and services, including the operation of our customers’ marketplaces and our global marketplace and our customers’ reverse auctions, depend on complex software developed internally and by third parties. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current products or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could severely harm our business. In the past, we have missed internal software development and enhancement deadlines. Some of our contracts contain software enhancement and development milestones. If we are unable to meet these milestones, whether or not the failure is attributable to us or a third party, we may be in breach of our contractual obligations. Such a breach could damage our reputation, lead to termination of the contract, and adversely affect our business.

Failure to maintain accurate databases could seriously harm our business and reputation.

We update and maintain extensive databases of member’s products and services and records of transactions executed by members. Our computer systems and databases must allow for expansion as a member’s business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems, which could cause a disruption in our service and our ability to provide accurate information to our members. These problems may result in a loss of members, which could severely harm our business. Some of our customer contracts provide for service level guarantees for the accuracy of data. Our failure to satisfy these service level guarantees could result in liability or termination of the contract and a loss of business, and our business and our reputation would suffer.

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

We regard our copyrights, service marks, trademarks, patents, trade secrets and similar intellectual property important to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights. We cannot assure you that any of our proprietary rights will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet–related industries are uncertain and evolving. Despite our precautions, unauthorized third parties may copy certain portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have been granted one patent in the

United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

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

We may be subject to legal liability for communication on our customer’s marketplaces and on our global marketplace and in our customers’ reverse auctions.

We may be subject to legal claims relating to the content in our customer’s marketplaces and on our global marketplace and in our customers’ reverse auctions, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Even if we are ultimately successful in our defense of these claims, any such litigation is costly and these claims could harm our reputation and our business.

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

•
authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2002, we held approximately $6.1 million of cash equivalents that included various short-term marketable securities. Given the nature of our investments, we do not expect an immediate 10 percent change in interest rates would have a material impact on our financial condition, results of operations or cash flows.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are a party to a class action suit against us and a number of our current or former officers and directors, In re PurchasePro, Inc. Securities Litigation, U.S.D.C., District of Nevada, Case No. CV-S-01-0483-JLQ, which results from the consolidation of other suits, the first of which was filed on or about April 26, 2001. The class action suit alleges certain violations of federal securities laws, and seeks damages on behalf of a class of shareholders who purchased our common stock during defined periods. We are also a party to a related shareholder derivative lawsuit, In re PurchasePro.com, Inc. Derivative Litigation, District Court, Clark County, Nevada, Case No. A436614, which also results from the consolidation of other suits, the first of which was filed on June 28, 2001, alleging various breaches of fiduciary duty by certain current or former officers and directors and effectively alleging the same allegations which are the subject of the federal securities class actions. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims in the federal and state lawsuits are without merit and intend to defend them vigorously.

In December 2001, we and certain former officers and directors were named as defendants in Collegeware USA, Inc. v. PurchasePro.com, Inc., et al., U.S.D.C., Southern District of New York, Case No. 01CV10867. The complaint alleges violations of federal securities laws in our initial public offering in September 1999 and secondary offering in February 2000 arising from a failure to disclose that our underwriters solicited and received excessive commissions and allocated shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thus distorting and/or inflating the market price for shares of our common stock in the after-market. The suit is part of the “IPO Allocation Securities Litigation” involving approximately 320 companies and over 30 underwriters that have been sued in actions alleging claims nearly identical to those alleged against us. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims are without merit and intend to defend them vigorously.

On January 8, 2002, PurchasePro.com, Inc. was named as a defendant in Langley v. Credit Suisse First Boston Corp., Prudential Securities, Inc. and PurchasePro.com, Inc., U.S.D.C. for the Eastern District of Kentucky, Case No. 00-448. Although the action had been pending against Prudential Securities, Inc. and Credit Suisse First Boston Corporation since late 2000, we were not initially named as a defendant. The claims against us include reformation, breach of contract as reformed, and rescission, and are based on the plaintiff’s allegation that a lock-up provision associated with our secondary public offering was improperly enforced. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims are without merit and intend to defend them vigorously.

In March 2002, FreeMarkets, Inc. initiated a suit against us, FreeMarkets, Inc. v. PurchasePro.com, Inc., U.S.D.C., District of Delaware, Case No. 02-162, alleging that certain functionalities of our e-Source product infringe on FreeMarkets’ U.S. Patent No. 6,216,114. FreeMarkets’ patent is entitled “Method and System for Controlling and Initiating the Duration of Overtime Intervals in Electronic Auctions” and seeks to protect certain business methods used by FreeMarkets. The suit seeks an order that we are infringing on FreeMarkets’ patent and an injunction against further infringement, along with their damages, attorney fees and costs. On April 15, 2002, we filed a response denying all of the allegations and asserted three (3) counter claims against FreeMarkets including: (1) breach of contract; (2) declaratory judgement of patent non-infringement; and (3) declaratory judgement of patent invalidity. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe that the claims are without merit, intend to defend them vigorously and pursue our counter claims.

In February 2001, All Creative Technologies, Inc. filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, Case No. A43337, against PurchasePro.com, Charles E. Johnson, Jr., the Company’s former Chairman and CEO, and Ranel Erickson, the Company’s former VP of Research and Development. The complaint alleges violations of the Nevada Racketeering, Influence and Corruption Act (“RICO”), misappropriation of trade secrets by Mr. Johnson and Mr. Erickson, unlawful acquisition of trade secrets by the Company, and breach of contract by Mr. Johnson. The complaint seeks compensatory damages in excess of $10,000 for each of the four causes of action, treble damages with respect to the civil RICO claim, and exemplary damages with respect to the unlawful acquisition of trade secrets, as well as costs and attorney fees. The exact monetary amount being sought is unknown at this time. Although we are currently unable to predict the ultimate outcome of this lawsuit, we believe there is no merit to the suit and intend to vigorously defend this action.

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

We are named as a nominal defendant in a suit filed in June 2001, Levy v. Office Depot, Inc. and PurchasePro.com, Inc., U.S.D.C., Southern District of Florida, Case No. 01-8529-CIV–DIMINTROULEAS/JOHNSON, under Section 16(b) of the Securities Exchange Act of 1934, as amended, which results from the purchase and sale of our securities by Office Depot. The complaint seeks recovery on our behalf of certain short-swing profits allegedly received by Office Depot in violation of Section 16(b). There can be no assurance that we will receive any funds as a result of this suit. Although we are only a nominal defendant in this action, we may be required to expend time and money to resolve it.

We are involved in other various routine legal proceedings incidental to our normal course of business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

During the three months ended March 31, 2002, we granted options to purchase approximately 134,700 shares of common stock to employees and certain directors of the Company under our 1999 Stock Option Plan and 2001 Supplemental Stock Option Plan. During the three months ended March 31, 2002, employees, consultants or other service providers of the Company exercised options to purchase approximately 80,500 shares of common stock.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

Date of Filing	Description

January 7, 2002
Item 5, Other Events — Company enters into a Common Stock Purchase Agreement with Fusion Capital Find II, LLC in connection with a private equity line financing transaction pursuant to which the Company agrees to offer and sell up to $15,000,000 of the Company’s common stock.

February 19, 2002
Item 5, Other Events — Company enters into a Common Stock and Warrants Purchase Agreement with a group of institutional investors in connection with a private placement of the Company’s common stock at a an aggregate offering price of $6,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dat e: May 15, 2002
PURCHASEPRO.COM, INC.

By:	/s/ Richard L. Clemmer
Richard L. Clemmer Chairman, Chief Executive Officer, President and Chief Financial Officer